Form 10-Q
period 1994-03-31
MID ATLANTIC REALTY TRUST
filed 1994-05-11
CIK 909298

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No. 34-26589, eff. 4/12/89.)

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended             March 31, 1994

Commission File Number:        1-12286

                   MID-ATLANTIC REALTY TRUST
          (Exact name of registrant as specified in its charter)

           MARYLAND                                 52-1832411
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

 1302 Concourse Drive, Suite 202, Linthicum                       21090
     (Address of principal executive offices)                    (Zip Code)

                      (410) 684-2000
           (Registrant's telephone number, including area code)

                                N/A
           (Former name, former address and former fiscal year,
                       if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                             YES    X            NO



6,291,407 Common Shares were outstanding as of March 31, 1994.



                           MID-ATLANTIC REALTY TRUST
                               AND SUBSIDIARIES


Part I.    FINANCIAL INFORMATION

     Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Part II.    OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS

     Item 2.   CHANGES IN SECURITIES

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 5.   OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                       MID-ATLANTIC REALTY TRUST
                      Consolidated Balance Sheets

                                     March 31, 1994     December 31, 1993
                                        (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 126,591,092         127,713,850
  Development operations .............    2,556,231           2,128,434
  Property held for development or sale   9,177,173           9,169,232
                                        ____________        ____________
                                        138,324,496         139,011,516

Cash and cash equivalents  ...........      615,913             687,108
Notes and accounts
  receivable - tenants and other......    1,874,914           2,381,836
Due from joint venture partners ......    1,756,416           1,701,708
Prepaid expenses and deposits  .......      432,143             403,075
Net assets of properties to be sold ..         -                449,219
Deferred financing costs .............    3,799,989           3,928,590
                                        ____________        ____________
                                      $ 146,803,871         148,563,052
                                        ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ......................$   4,100,000           2,800,000
  Accounts payable and accrued expenses   2,041,155           4,396,992
  Mortgages payable ..................   53,594,859          53,694,372
  Convertible subordinated debentures.   60,000,000          60,000,000
  Deferred income.....................      133,468             133,468
  Minority interest in
    consolidated joint ventures ......      267,462             250,432
                                        ____________        ____________
                                        120,136,944         121,275,264
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -                   -

  Common shares of beneficial interest
    and stock, $.01 par value,
    authorized 100,000,000 shares, issued
    and outstanding, 6,291,407 shares        62,914              62,914
  Additional paid-in capital..........   42,602,505          42,602,505
  Accumulated deficit  ...............  (15,998,492)        (15,377,631)
                                        ____________        ____________
                                         26,666,927          27,287,788
                                      $ 146,803,871         148,563,052
                                        ============        ============

See accompanying notes to consolidated financial statements.

                       MID-ATLANTIC REALTY TRUST

                   Consolidated Statements of Operations

                                    Mid-Atlantic         BTR Realty,Inc.
                                    Realty Trust      (Predecessor Company)
                                 Three Months Ended    Three Months Ended
                                   March 31, 1994         March 31, 1993
                                               (UNAUDITED)
REVENUES:
  Rentals ............................$   5,341,820          5,160,053
  Gain on properties held for sale, net        -                28,614
  Other ..............................      214,196             79,236
                                        ____________       ____________
                                          5,556,016          5,267,903

COSTS AND EXPENSES:
  Interest  ..........................    2,544,179          3,346,150
  Depreciation and amortization
    of property and improvements .....    1,231,140          1,138,108
  Operating  .........................      892,853            911,234
  General and administrative .........      396,892            303,427
                                        ____________       ____________
                                          5,065,064          5,698,919
                                        ____________       ____________

EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      490,952           (431,016)

Minority interest (expense) benefit...     (125,981)            49,661
                                        ____________       ____________

EARNINGS (LOSS) FROM OPERATIONS  .....      364,971           (381,355)

Gain on sales of operating properties       335,363               -
                                        ____________       ____________

EARNINGS (LOSS) BEFORE INCOME TAXES ..      700,334           (381,355)

Income taxes .........................         -                (2,000)
                                        ____________       ____________

NET EARNINGS (LOSS)  .................$     700,334           (383,355)
                                        ============       ============

NET EARNINGS (LOSS) PER SHARE  .......        $0.11               0.05
                                        ============       ============



See accompanying notes to consolidated financial statements.


                                     4
                              MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows

                                     Mid-Atlantic       BTR Realty,Inc.
                                     Realty Trust    (Predecessor Company)
                                  Three Months Ended   Three Months Ended
                                    March 31, 1994       March 31, 1993
                                               (UNAUDITED)
Cash flows from operating activities:
  Net earnings (loss) ................$      700,334          (383,355)
  Adjustments to reconcile net earnings
   (loss) to net cash (used in) provided
   by operating activities:
    Gain on sales of properties
     held for sale, net ..............         -               (28,614)
    Gain on sale of operating properties    (335,363)             -
    Depreciation and amortization ....     1,231,140         1,138,108
    Deferred income taxes benefit ....          -               (7,000)
    Minority interest in earnings(loss),net  125,981           (49,661)
    Changes in operating assets and liabilities:
     Decrease in operating assets ....       477,854           858,671
     (Decrease)increase in
      operating liabilities ..........    (2,355,837)          140,633
                                         ____________      ____________
        Total adjustments  ...........      (856,225)        2,052,137
                                         ____________      ____________
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES ...............      (155,891)        1,668,782
                                         ____________      ____________

Cash flows from investing activities:
  Additions to properties ............      (948,435)         (296,458)
  Proceeds from sales of properties...     1,321,602           608,761
  Payments to minority partners, net..      (163,659)           (7,082)
                                         ____________      ____________
NET CASH PROVIDED BY
  INVESTING ACTIVITIES  ..............       209,508           305,221
                                         ____________      ____________

Cash flows from financing activities:
  Payments on construction loans payable        -             (209,566)
  Principal payments on mortgages payable    (99,513)         (200,617)
  Proceeds from notes payable  .......     2,400,000           902,510
  Principal payments on notes payable     (1,100,000)       (2,157,643)
  Additions to deferred finance costs         (4,104)             -
  Stock issued - options exercised
   in compensation plan  .............          -               19,200
  Dividends paid  ....................    (1,321,195)             -
                                         ____________      ____________
NET CASH USED IN FINANCING ACTIVITIES       (124,812)       (1,646,116)
                                         ____________      ____________

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ...............       (71,195)          327,887
CASH AND CASH EQUIVALENTS,
 beginning of period  ................       687,108            98,582
                                         ____________      ____________
CASH AND
  CASH EQUIVALENTS, end of period  ...$      615,913           426,469
                                         ============      ============

See accompanying notes to consolidated financial statements.

                         MID-ATLANTIC REALTY TRUST
                Notes To Consolidated Financial Statements

                                (UNAUDITED)

ORGANIZATION
  Mid-Atlantic Realty Trust (the Company, or MART) was incorporated on June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. The Company is the successor to the operations of BTR Realty, Inc. (the predecessor to the company), (BTR), and qualifies as a real estate investment trust (REIT) for Federal income tax purposes.

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of March 31, 1994 and the consolidated statement of operations for the Company for the period ended March 31, 1994 and the consolidated statement of cash flows for the period ended March 31, 1994 have been prepared by the Company without audit. The consolidated statement of operations for BTR for the period ended March 31, 1993 and the consolidated statement of cash flows for the period ended March 31, 1993 have been prepared by BTR without audit. In the opinion of management, for both the Company and BTR, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1994, and the results of operations for the periods ended March 31, 1994, and March 31, 1993 and cash flows for the periods ended March 31, 1994, and March 31, 1993 have been included. The results of operations for the period ended March 31, 1994 is not necessarily indicative of the operating results for the full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Mid-Atlantic Realty Trust December 31, 1993 Annual Report to Shareholders.

EARNINGS (LOSS) PER SHARE
  Earnings (Loss) per share of common share and common share equivalents were computed by dividing net loss or net earnings by the weighted average number of common share and common share equivalents outstanding for each period.
The weighted average number of common shares and common share equivalents for the periods ended March 31,1994 and March 31, 1993, were 6,291,407 and 8,513,148, respectively.

  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. The debentures, which are convertible at $10.50 per share, if fully converted, would produce an additional 5,714,286 shares.

  Pursuant to the 1993 Omnibus Share Plan (Plan), the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Trustees, officers and key employees of the Company, are eligible for the Plan. At February 1, 1994, the executive compensation committee of the Board of Trustees granted to trustees, officers and key employees 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting on the February 1, 1994 and the balance vesting over the next 2 years. The average market price of MART shares for the period ended March 31, 1994 was $9.39 per share and the closing market price at March 31, 1994 was $9.63 per share. No options were exercised during the period ended March 31, 1994 and based on the market value of MART shares, the options, if converted, would be anti-dilutive producing 5,324 fewer weighted average shares.

  If fully converted, the fully converted earnings per share for the period ended March 31, 1994 would be anti-dilutive at $.16 per share.

SHAREHOLDERS' EQUITY
  During the three months ended March 31, 1994, shareholders' equity changed for the following items:
               -    Net earnings of $700,334.
               -    Dividend paid by MART of $1,321,195.

Part I. FINANCIAL INFORMATION
Item 2.
                         MID-ATLANTIC REALTY TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the three months ended March 31, 1994 with the operations of BTR for the three months ended March 31, 1993.

Comparison of three months ended March 31, 1994 to three months ended March 31, 1993

  Rental revenues increased by $182,000 or 4% to $5,342,000 for the three months ended March 31, 1994 from $5,160,000 for the three months ended March 31, 1993. Net increases in occupancy and CPI rates resulted in rental increases of approximately $232,000. The purchase of Timonium Mall in October, 1993 contributed to increased revenues of approximately $187,000 which was offset by a $218,000 decrease in revenues attributable to the sale in February, 1994 and discontinuation of operations in September, 1993 of Orchard Landing Apartments.

  Gains on properties held for sale decreased by $29,000. There were no property sales in the property held for sale category for the three month period ended March 31, 1994.

  Other income increased by $135,000 to $214,000 from $79,000 primarily due to additional interest income from partner notes of $152,000 offset by other decreases in other income.

  As a result of the above changes total revenues increased by $288,000 to $5,556,000 from $5,268,000.

  Interest expense decreased by $802,000 to $2,544,000 from $3,346,000 primarily due to the payoff in September, 1993 of higher fixed rate mortgage debt which was replaced by the sale of lower interest convertible
subordinated debentures and the sale of common shares.   Approximately
$645,000 in interest expense decreases for the period can be attributable to the payoff of mortgage debt and replacement with debentures and common shares.

  Depreciation and amortization increased by $93,000 to $1,231,000 from $1,138,000 primarily due to depreciation increases of approximately $119,000 related to the amortization of debenture costs issued in September, 1993 and the purchase in October, 1993 of the Timonium Mall operating property, offset by depreciation decreases of $38,000 related to the sale of Orchard
Landing.

  Operating expenses decreased by $18,000 to $893,000 from $911,000 primarily due to a decrease in operating expenses related to the sale and discontinuation or Orchard Landing ($118,000) and Harbour Island ($23,000) offset by increases related to the purcharse of Timonium Mall, $56,000, higher utility expenses in the Gateway Office Complex, $54,000, and increased real estate taxes $21,000.

  General and administrative expenses increased by $93,000 to $397,000 from $304,000 due primarily to increases in the following; gross payroll costs of 23,000, a reduction in capitalized payroll of $25,000, insurance expense of $16,000, and $29,000 in other general and administrative expense increases, primarily meeting fees of $15,000.

  Minority interest decreased by $176,000 to an expense of ($126,000) from a benefit of $50,000 generally due to higher earnings in minority interest ventures.

  Earnings (loss) from operations increased by $746,000 to earnings of $365,000 from a loss of ($381,000). In the three month period ended March 31, 1994, MART recognized a gain on sales of operating properties of $335,000 (which included gains on the sales of Plantation Bowling Center of $279,000 and Orchard Landing Apartments of $56,000), combined with the earnings from operations resulted in net earnings of $700,000 for the period. For the three month period ended March 31, 1993, BTR had income taxes of $2,000, combined with the loss from operations resulted in a net loss of ($383,000) for the period.

                                                                 Continued

                     MID-ATLANTIC REALTY TRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

                             Continued

Pro Forma Data

  The following sets forth summary financial data on an actual and pro forma
basis.   Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART. The pro forma financial data is unaudited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at January 1, 1992, nor does it purport to represent the financial position and results of operations for future periods. The following assumes the MART public offering took place on January 1, 1992.


                    Summary Actual and Pro Forma Financial Data

                      (In thousands, except per share data)


                                      Three months ended March 31,

                                   MART      BTR        BTR
                                   Actual    Pro Forma  ProForma

                                     1994          1993      1992

Revenues                           $5,556         5,043     4,926

Earnings                             $700           320        68
Earnings per share                  $0.11          0.05      0.01

Funds from operations (FFO) (1)    $1,596         1,490     1,256
Funds from operations
  per share - primary               $0.25          0.24      0.20

Funds from operations -
  fully diluted                    $2,769         2,634     2,400
Funds from operations
  per share - fully diluted         $0.23          0.22      0.20

Weighted average number of
  shares outstanding - primary      6,291         6,291     6,291
Weighted average number of shares
  outstanding - fully diluted      12,000        12,005    12,005

  (1) Funds from operations as defined by the National Association of Real
Estate Investment Trusts, Inc.   (NAREIT) -  Funds from operations means net
income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

PART II  OTHER INFORMATION
Item 1. Legal Proceedings - In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders is to be held May 13, 1994. At this time, matters which appeared on the April 6, 1994 proxy statement will be submitted for approval.

Item 5.  Other Information - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K. - None

                  MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                  SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      5/11/94                     By  /s/ F. Patrick Hughes
                                             F. Patrick Hughes
                                             President




Date      5/11/94                     By  /s/ Paul G. Bollinger
                                             Paul G. Bollinger
                                             Controller