Form 10-Q
period 1994-06-30
MID ATLANTIC REALTY TRUST
filed 1994-08-04
CIK 909298

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


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended             June 30, 1994

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


                             YES    X            NO



6,291,407 Common Shares were outstanding as of June 30, 1994.



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

     Item 5.   OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                       MID-ATLANTIC REALTY TRUST
                      Consolidated Balance Sheets

                                      June 30, 1994     December 31, 1993
                                        (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 127,069,153         127,713,850
  Development operations .............    1,640,177           2,128,434
  Property held for development or sale   9,196,016           9,169,232
                                        ------------        ------------
                                        137,905,346         139,011,516

Cash and cash equivalents  ...........      319,674             687,108
Notes and accounts
  receivable - tenants and other......    1,895,488           2,381,836
Due from joint venture partners ......    1,890,426           1,701,708
Prepaid expenses and deposits  .......      344,728             403,075
Net assets of properties to be sold ..         -                449,219
Deferred financing costs .............    3,666,953           3,928,590
                                        ------------        ------------
                                      $ 146,022,615         148,563,052
                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ......................$   2,244,048           2,800,000
  Accounts payable and accrued expenses   3,121,742           4,396,992
  Mortgages payable ..................   53,485,567          53,694,372
  Convertible subordinated debentures.   60,000,000          60,000,000
  Deferred income.....................      819,319             133,468
  Minority interest in
    consolidated joint ventures ......      255,703             250,432
                                        ------------        ------------
                                        119,926,379         121,275,264
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -                   -

  Common shares of beneficial interest
    and stock, $.01 par value,
    authorized 100,000,000 shares, issued
    and outstanding, 6,291,407 shares        62,914              62,914
  Additional paid-in capital..........   42,602,505          42,602,505
  Accumulated deficit  ...............  (16,569,183)        (15,377,631)
                                        ------------        ------------
                                         26,096,236          27,287,788
                                        ------------        ------------
                                      $ 146,022,615         148,563,052
                                        ============        ============

     See accompanying notes to consolidated financial statements.

                                     3
                       MID-ATLANTIC REALTY TRUST
                 Consolidated Statements of Operations
                            (UNAUDITED)

                                    Mid-Atlantic         BTR Realty,Inc.
                                    Realty Trust      (Predecessor Company)
                                        Six Months Ended June 30,
                                            1994               1993

REVENUES:
  Rentals ............................$  10,974,518         10,717,444
  Gain on properties held for sale, net        -                31,501
  Other ..............................      449,770            229,166
                                        ------------       ------------
                                         11,424,288         10,978,111

COSTS AND EXPENSES:
  Interest  ..........................    5,077,553          6,695,661
  Depreciation and amortization
    of property and improvements .....    2,481,381          2,310,308
  Operating  .........................    1,658,778          1,812,141
  General and administrative .........      781,952            758,701
  Unrecoverable development costs.....        -                963,817
                                        ------------       ------------
                                          9,999,664         12,540,628

EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........    1,424,624         (1,562,517)

Minority interest (expense) benefit...     (309,148)            61,109
                                        ------------       ------------

EARNINGS (LOSS) FROM OPERATIONS  .....    1,115,476         (1,501,408)

Gain on sales of operating properties       335,363               -
                                        ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..    1,450,839         (1,501,408)

Income taxes .........................         -               (36,000)
                                        ------------       ------------

NET EARNINGS (LOSS)  .................$   1,450,839         (1,537,408)
                                        ============       ============

NET EARNINGS (LOSS) PER SHARE  .......        $0.23              (0.18)
                                        ============       ============





                                    Mid-Atlantic         BTR Realty,Inc.
                                    Realty Trust      (Predecessor Company)
                                        Three Months Ended June 30,
                                            1994               1993

REVENUES:
  Rentals ............................$   5,632,698          5,557,391
  Gain on properties held for sale, net        -                 2,887
  Other ..............................      235,574            149,930
                                        ------------       ------------
                                          5,868,272          5,710,208

COSTS AND EXPENSES:
  Interest  ..........................    2,533,374          3,349,511
  Depreciation and amortization
    of property and improvements .....    1,250,241          1,172,200
  Operating  .........................      765,925            900,907
  General and administrative .........      385,060            455,274
  Unrecoverable development costs.....        -                963,817
                                        ------------       ------------
                                          4,934,600          6,841,709

EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      933,672         (1,131,501)

Minority interest (expense) benefit...     (183,167)            11,448
                                        ------------       ------------

EARNINGS (LOSS) FROM OPERATIONS  .....      750,505         (1,154,053)

Gain on sales of operating properties         -                   -
                                        ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..      750,505         (1,120,053)

Income taxes .........................         -               (34,000)
                                        ------------       ------------

NET EARNINGS (LOSS)  .................$     750,505         (1,120,053)
                                        ============       ============

NET EARNINGS (LOSS) PER SHARE  .......        $0.12              (0.13)
                                        ============       ============





See accompanying notes to consolidated financial statements.



                                     4


                              MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows

                                     Mid-Atlantic       BTR Realty,Inc.
                                     Realty Trust    (Predecessor Company)
                                        Six Months Ended June 30,
                                        1994                1993

                                               (UNAUDITED)
Cash flows from operating activities:
  Net earnings (loss) ................$    1,450,839        (1,537,408)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
    Gain on sales of properties
     held for sale, net ..............         -               (31,501)
    Gain on sale of operating properties    (335,363)             -
    Unrecoverable development costs.....       -               963,817
    Depreciation and amortization ....     2,481,381         2,310,308
    Deferred income taxes benefit ....          -                6,000
    Minority interest in earnings(loss),net  309,148           (61,109)
    Changes in operating assets and liabilities:
     Decrease in operating assets ....       544,695         2,614,360
     Decrease in operating
      liabilities ..........                (589,399)         (164,645)
                                         ------------      ------------
        Total adjustments  ...........     2,410,462         5,637,230
                                         ------------      ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .........................     3,861,301         4,099,822

Cash flows from investing activities:
  Additions to properties ............    (1,646,490)         (881,077)
  Proceeds from sales of properties...     1,321,602           611,648
  Payments to minority partners, net..      (492,595)           (5,550)
                                         ------------      ------------
NET CASH USED IN INVESTING
  ACTIVITIES  ........................      (817,483)         (274,979)
                                         ------------      ------------
Cash flows from financing activities:
  Payments on construction loans payable        -             (408,100)
  Principal payments on mortgages payable   (208,805)         (605,802)
  Proceeds from notes payable  .......     2,754,048         2,302,510
  Principal payments on notes payable     (3,310,000)       (4,666,968)
  Additions to deferred finance costs         (4,104)             -
  Stock issued - options exercised
   in compensation plan  .............          -              225,258
  Stock cancelled - employee note payment       -             (148,800)
  Dividends paid  ....................    (2,642,391)             -
                                         ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES     (3,411,252)       (3,301,902)

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ...............      (367,434)          522,941
CASH AND CASH EQUIVALENTS,
 beginning of period  ................       687,108            98,582
                                         ------------      ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$      319,674           621,523

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of June 30, 1994 and the consolidated statement of operations for the Company for the three and six month periods ended June 30, 1994 and June 30, 1993 and the consolidated statement of cash flows for the periods ended June 30, 1994 and June 30, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments ( which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the periods ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

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

EARNINGS (LOSS) PER SHARE
  Earnings (Loss) per share of common share and common share equivalents were computed by dividing net loss or net earnings by the weighted average number of common share and common share equivalents outstanding for each period.
The weighted average number of common shares and common share equivalents for the periods ended June 30,1994 was 6,291,407. The weighted average number of common shares and common share equivalents for the six and three month periods ended June 30, 1993 were 8,515,290 and 8,483,517, respectively.

  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. The debentures, which are convertible at $10.50 per share, if fully converted, would produce an additional 5,714,286 shares.

  Pursuant to the 1993 Omnibus Share Plan (Plan), the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Trustees, officers and key employees of the Company, are eligible for the Plan. At February 1, 1994, the executive compensation committee of the Board of Trustees granted to trustees, officers and key employees 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting on February 1, 1994 and the balance vesting over the next 2 years. The average market price of MART shares for the period ended June 30, 1994 was $9.125 per share. No options were exercised during the period ended June 30, 1994 and based on the market value of MART shares, the options, if converted, would be
anti-dilutive producing 11,156 fewer weighted     average shares for the six
month period ended June 30, 1994 and 13,461 fewer weighted average shares for the three month period ended June 30, 1994.

UNRECOVERABLE DEVELOPMENT COSTS
  The $963,817 unrecoverable cost represents a write-down to net realizable value of two residential properties under contract for sale at June 30, 1993, reducing Operating Properties by $474,093 and Development Operations by $489,724. The sales were pursuant to a divestiture plan further described in the July 19, 1993 proxy statement.

SHAREHOLDERS' EQUITY
  During the six months ended June 30, 1994, shareholders' equity changed for the following items:
               -    Net earnings of $1,450,839.
               -    Dividend paid by MART of $2,642,391.

Part I. FINANCIAL INFORMATION
Item 2.
                         MID-ATLANTIC REALTY TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the six months ended June 30, 1994 with the operations of BTR for the six months ended June 30, 1993.

Comparison of six months ended June 30, 1994 to six months ended June 30,
1993

  Rental revenues increased by $257,000 or 2% to $10,974,000 for the six months ended June 30, 1994 from $10,717,000 for the six months ended June 30, 1993. Net increases in occupancy and CPI rates resulted in rental increases of approximately $507,000. The purchase of Timonium Mall in October, 1993 contributed to increased revenues of approximately $375,000.The increases were offset by a ($447,000) decrease in revenues attributable to the sale in February, 1994 and discontinuation of operations in September, 1993 of Orchard Landing Apartments and decreases in percentage rent of ($26,000) and other rental decreases of ($152,000).

  Gains on properties held for sale decreased by $31,000. There were no property sales in the property held for sale category for the six month period ended June 30, 1994.

  Other income increased by $220,000 to $449,000 from $229,000 primarily due to additional interest income from partner notes of $306,000 offset by other decreases in other income.

  As a result of the above changes total revenues increased by $446,000 to $11,424,000 from $10,978,000.

  Interest expense decreased by $1,618,000 to $5,078,000 from $6,696,000 primarily due to the payoff in September, 1993 of higher fixed rate mortgage debt which was replaced by the sale of lower interest convertible
subordinated debentures and the sale of common shares.   Approximately
$1,267,000 in interest expense decreases for the period can be attributable to the payoff of mortgage debt and replacement with debentures and common shares. Approximately $326,000 in interest expense decreases can be related to the sale in 1993 of the two residential projects, Orchard Landing & Harbour Island.

  Depreciation and amortization increased by $171,000 to $2,481,000 from $2,310,000 primarily due to depreciation increases of approximately $232,000 related to the amortization of debenture costs issued in September, 1993 and the purchase in October, 1993 of the Timonium Mall operating property and increased tenant improvements in Gateway II Office, offset by depreciation decreases of ($75,000) related to the sale of Orchard Landing.


  Operating expenses decreased by $153,000 to $1,659,000 from $1,812,000 primarily due to a decrease in operating expenses related to the sale and discontinuation or Orchard Landing ($207,000) and Harbour Island ($34,000) offset by increases related to the purcharse of Timonium Mall, $111,000.

  General and administrative expenses increased by $23,000 to $782,000 from $759,000 due primarily to increases in the following; gross payroll costs of
$28,000, a reduction in capitalized payroll of $60,000,     insurance expense
of $23,000, and $40,000 in other general and administrative expense increases offset by decreases in professional fees of ($79,000) and stock compensation costs of ($49,000).

  Unrecoverable development costs decreased by $964,000 due to a write-down to net realizable value of two residential properties under contract for sale at June 30, 1193. The sales were pursuant to a divestiture plan further described in the July 19, 1993 proxy statement.

  Minority interest decreased by $370,000 to an expense of ($309,000) from a benefit of $61,000 generally due to higher earnings in minority interest ventures.

  Earnings (loss) from operations increased by $2,617,000 to earnings of $1,116,000 from a loss of ($1,501,000). In the six month period ended June 30, 1994, MART recognized a gain on sales of operating properties of $335,000 (which included gains on the sales of Plantation Bowling Center of $279,000 and Orchard Landing Apartments of $56,000), combined with the earnings from operations resulted in net earnings of $1,451,000 for the period. For the six month period ended June 30 1993, BTR had income taxes of $36,000, combined with the loss from operations resulted in a net loss of ($1,537,000) for the period.

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


                    Summary Actual and Pro Forma Financial Data

                      (In thousands, except per share data)

                                  Six months ended     Three months ended
                                        June 30,            June 30,

                                        MART     BTR         MART     BTR
                                   Actual   Pro Forma   Actual   Pro Forma

                                     1994     1993      1994       1993

Revenues                          $11,424    10,516    $5,868      5,473

Earnings                           $1,451       846      $751        526
Earnings per share                  $0.23      0.13     $0.12       0.08

Funds from operations (FFO) (1)    $3,597     3,220    $2,001      1,730
Funds from operations
  per share - primary               $0.57      0.51     $0.32       0.27

Funds from operations -
  fully diluted                    $5,913     5,508     $3,144     2,874
Funds from operations
  per share - fully diluted         $0.49      0.46      $0.26      0.24

Weighted average number of
  shares outstanding - primary      6,291     6,291      6,291     6,291
Weighted average number of shares
  outstanding - fully diluted      12,005    12,005     12,005    12,005

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

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders was held May 13, 1994. Elected to serve for the ensuing year and until the election and qualification of their successors were: Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes,
M. Ronald Lipman, Daniel S. Stone, David F. Benson, and Stanley J. Moss.

     Matter Voted Upon             For       Against        Withheld
 a.  Election of Trustees:
          Marc P. Blum          5,380,800                    70,282
          Robert A. Frank       5,377,894                    73,189
          LeRoy E. Hoffberger   5,378,899                    72,184
          F. Patrick Hughes     5,381,232                    69,851
          M. Ronald Lipman      5,378,146                    72,937
          Daniel S. Stone       5,377,946                    73,137
          David F. Benson       5,380,964                    70,119
          Stanley J. Moss       5,377,694                    73,389

 b.  Proposal to approve amendment
      to Omnibus Share Plan to provide
      for automatic non-discretionary
      Trustee Options:          5,312,492     93,688         44,903

 c.  Proposal to approve the appointment
      of KPMG Peat Marwick as the independent
      certified public accountants of MART
      for the fiscal year ending December 31,
      1994:                     5,362,108     33,435         55,540

     Because the matters voted upon at the meeting required the approval of only a majority of the votes cast at the meeting, votes withheld, abstentions and broker non-votes had no effect upon the ultimate outcome of the vote.


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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      8/4/94                     By  /s/ F. Patrick Hughes
                                             F. Patrick Hughes
                                             President




Date      8/3/94                     By  /s/ Paul G. Bollinger
                                             Paul G. Bollinger
                                             Controller