Form 10-Q
period 1994-09-30
MID ATLANTIC REALTY TRUST
filed 1994-11-16
CIK 909298

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           (As last amended in Rel. No. 34-26589, eff. 4/12/89.)

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended             September 30, 1994

Commission File Number:        1-12286

                   MID-ATLANTIC REALTY TRUST
          (Exact name of registrant as specified in its charter)

           MARYLAND                                 52-1832411
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

 1306 Concourse Drive, Suite 200, Linthicum                       21090-0497
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


                             YES    X            NO



6,291,407 Common Shares were outstanding as of September 30, 1994.

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

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 5.   OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                       MID-ATLANTIC REALTY TRUST
                      Consolidated Balance Sheets
                                                       As of
                                     September 30, 1994     December 31, 1993
                                        (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 139,784,300         127,713,850
  Development operations .............    1,828,629           2,128,434
  Property held for development or sale   9,096,670           9,169,232
                                        ------------        ------------
                                        150,709,599         139,011,516

Cash and cash equivalents  ...........       30,868             687,108
Notes and accounts
  receivable - tenants and other......    1,098,121           2,381,836
Due from joint venture partners ......    1,896,931           1,701,708
Prepaid expenses and deposits  .......      931,841             403,075
Net assets of properties to be sold ..         -                449,219
Deferred financing costs .............    3,537,291           3,928,590
                                        ------------        ------------
                                      $ 158,204,651         148,563,052
                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ......................$  16,341,731           2,800,000
  Accounts payable and accrued expenses   2,225,308           4,396,992
  Mortgages payable ..................   53,369,825          53,694,372
  Convertible subordinated debentures.   60,000,000          60,000,000
  Deferred income.....................      853,016             133,468
  Minority interest in
    consolidated joint ventures ......      322,269             250,432
                                        ------------        ------------
                                        133,112,149         121,275,264
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -                   -

  Common shares of beneficial interest
    and stock, $.01 par value,
    authorized 100,000,000 shares, issued
    and outstanding, 6,291,407 shares        62,914              62,914
  Additional paid-in capital..........   42,602,505          42,602,505
  Accumulated deficit  ...............  (17,572,917)        (15,377,631)
                                        ------------        ------------
                                         25,092,502          27,287,788
                                        ------------        ------------
                                      $ 158,204,651         148,563,052
                                        ============        ============

     See accompanying notes to consolidated financial statements.

                       MID-ATLANTIC REALTY TRUST

                   Consolidated Statements of Operations
                              (UNAUDITED)

                                    Mid-Atlantic          Mid-Atlantic
                                    Realty Trust          Realty Trust
                                  Nine Months Ended      from 9/11/93 to
                                  September 30, 1994         9/30/93

REVENUES:
  Rentals ............................$  16,119,996          1,021,098
  Gain on properties held for sale and
   residential sales, net ............       49,495              -
  Other ..............................      699,463             69,582
                                        ------------       ------------
                                         16,868,954          1,090,680
                                        ------------       ------------
COSTS AND EXPENSES:
  Interest  ..........................    7,571,071            554,509
  Depreciation and amortization
    of property and improvements .....    3,746,255            266,901
  Operating  .........................    2,517,944            146,733
  General and administrative .........    1,165,534             58,622
  Unrecoverable development costs ....        -                  -
                                        ------------       ------------
                                         15,000,804          1,026,765
                                        ------------       ------------
EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........    1,868,150             63,915

Minority interest (expense) benefit...     (435,213)           (25,294)
                                        ------------       ------------

EARNINGS (LOSS) FROM OPERATIONS  .....    1,432,937             38,621

Gain on sales of operating properties       335,363               -
                                        ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..    1,768,300             38,621

Income taxes benefit .................         -                 -
                                        ------------       ------------
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM ..................    1,768,300             38,621

Extraordinary Item ...................        -                  -
                                        ------------       ------------
NET EARNINGS (LOSS) ..................$   1,768,300            $38,621
                                        ============       ============
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM PER SHARE ........        $0.28              $0.01
                                        ============       ============
Extraordinary Item ...................        -                   -

                                        ============       ============
NET EARNINGS (LOSS) PER SHARE ........        $0.28              $0.01
                                        ============       ============

    See accompanying notes to consolidated financial statements.

                       MID-ATLANTIC REALTY TRUST

                   Consolidated Statements of Operations
                              (UNAUDITED)

                                    BTR Realty, Inc.
                                     (Predecessor
                                       Company)
                                     from 01/01/93
                                      to 9/10/93

REVENUES:
  Rentals ............................$  14,620,418
  Gain on properties held for sale and
   residential sales, net ............       55,026
  Other ..............................      228,292
                                        ------------
                                         14,903,736
                                        ------------
COSTS AND EXPENSES:
  Interest  ..........................    9,278,198
  Depreciation and amortization
    of property and improvements .....    3,233,530
  Operating  .........................    2,649,341
  General and administrative .........    1,053,295
  Unrecoverable development costs ....    1,278,817
                                        ------------
                                         17,493,181
                                        ------------
EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........   (2,589,445)

Minority interest (expense) benefit...      124,129
                                        ------------
EARNINGS (LOSS) FROM OPERATIONS  .....   (2,465,316)

Gain on sales of operating properties         -
                                        ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..   (2,465,316)

Income taxes benefit .................      408,210
                                        ------------
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM ..................   (2,057,106)

Extraordinary Item ...................     (548,323)
                                        ------------
NET EARNINGS (LOSS) ..................$  (2,605,429)
                                        ============
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM PER SHARE ........       ($0.24)
                                        ============
Extraordinary Item ...................       ($0.06)
                                        ============
NET EARNINGS (LOSS) PER SHARE ........       ($0.30)
                                        ============
    See accompanying notes to consolidated financial statements.
           4
                       MID-ATLANTIC REALTY TRUST

                   Consolidated Statements of Operations
                              (UNAUDITED)

                                    Mid-Atlantic          Mid-Atlantic
                                    Realty Trust          Realty Trust
                                  Three Months Ended      from 9/11/93 to
                                  September 30, 1994         9/30/93

REVENUES:
  Rentals ............................$   5,145,478          1,021,098
  Gain on properties held for sale and
   residential sales, net ............       49,495              -
  Other ..............................      249,693             69,582
                                        ------------       ------------
                                          5,444,666          1,090,680
                                        ------------       ------------
COSTS AND EXPENSES:
  Interest  ..........................    2,493,518            554,509
  Depreciation and amortization
    of property and improvements .....    1,264,874            266,901
  Operating  .........................      859,166            146,733
  General and administrative .........      383,582             58,622
  Unrecoverable development costs ....        -                  -
                                        ------------       ------------
                                          5,001,140          1,026,765
                                        ------------       ------------
EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      443,526             63,915

Minority interest (expense) benefit...     (126,065)           (25,294)
                                        ------------       ------------

EARNINGS (LOSS) FROM OPERATIONS  .....      317,461             38,621

Gain on sales of operating properties         -                  -
                                        ------------       ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..      317,461             38,621

Income taxes benefit .................        -                  -
                                        ------------       ------------
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM ..................      317,461             38,621

Extraordinary Item ...................        -                  -
                                        ------------       ------------
NET EARNINGS (LOSS) ..................$     317,461            $38,621
                                        ============       ============
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM PER SHARE ........        $0.05              $0.01
                                        ============       =============
Extraordinary Item ...................        -                   -
                                        ============       ============
NET EARNINGS (LOSS) PER SHARE ........        $0.05              $0.01
                                        ============       ============

    See accompanying notes to consolidated financial statements.


                       MID-ATLANTIC REALTY TRUST

                   Consolidated Statements of Operations
                              (UNAUDITED)

                                    BTR Realty, Inc.
                                     (Predecessor
                                       Company)
                                     from 07/01/93
                                      to 9/10/93

REVENUES:
  Rentals ............................$   3,902,974
  Gain on properties held for sale and
   residential sales, net ............       23,525
  Other ..............................         (874)
                                        ------------
                                          3,925,625
                                        ------------
COSTS AND EXPENSES:
  Interest  ..........................    2,582,537
  Depreciation and amortization
    of property and improvements .....      923,222
  Operating  .........................      837,200
  General and administrative .........      294,594
  Unrecoverable development costs ....      315,000
                                        ------------
                                          4,952,553
                                        ------------
EARNINGS (LOSS) FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........   (1,026,928)

Minority interest (expense) benefit...       63,020
                                        ------------
EARNINGS (LOSS) FROM OPERATIONS  .....     (963,908)

Gain on sales of operating properties         -
                                        ------------

EARNINGS (LOSS) BEFORE INCOME TAXES ..     (963,908)

Income taxes benefit .................      444,210
                                        ------------
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM ..................     (519,698)

Extraordinary Item ...................     (548,323)
                                        ------------
NET EARNINGS (LOSS) ..................$  (1,068,021)
                                        ============
EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM PER SHARE ........       ($0.06)
                                        ============
Extraordinary Item ...................       ($0.06)
                                        ============
NET EARNINGS (LOSS) PER SHARE ........       ($0.12)
                                        ============
    See accompanying notes to consolidated financial statements.
           5
                              MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                     Mid-Atlantic       Mid-Atlantic
                                     Realty Trust       Realty Trust
                                  Nine Months Ended    from 9/11/93 to
                                  September 30, 1994        9/30/93

Cash flows from operating activities:
  Net earnings (loss) ................$    1,768,300            38,621
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
    Gain on sales of properties held for
     sale and residential sales, net .       (49,495)             -
    Gain on sales of operating properties   (335,363)             -
    Unrecoverable development costs ..          -                 -
    Extraordinary loss on early
     extinguishment of debt ..........          -                 -
    Depreciation and amortization ....     3,746,255           266,901
    Deferred income taxes benefit ....          -                 -
    Minority interest in earnings(loss),net  435,213            25,294
    Changes in operating assets and liabilities:
     Decrease in operating assets ....       754,949           594,792
     (Decrease)increase in
      operating liabilities ..........    (1,452,136)         (920,176)
                                         ------------      ------------
        Total adjustments  ...........     3,099,423           (33,189)
                                         ------------      ------------
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES           4,867,723             5,432
                                         ------------      ------------
Cash flows from investing activities:
  Additions to properties ............   (15,681,491)         (292,129)
  Proceeds from sales of properties...     1,471,602             -
  (Payments to) receipts from minority
   partners, net                            (558,599)          (33,932)
                                         ------------      ------------
         NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES  ....   (14,768,488)         (326,061)
                                         ------------      ------------
Cash flows from financing activities:
  Payments on construction loans payable       -                 -
  Proceeds from mortgages payable ....         -                 -
  Principal payments on mortgages payable   (324,547)       (3,039,245)
  Proceeds from notes payable  .......    19,056,366             -
  Principal payments on notes payable     (5,514,635)      (87,028,884)
  Proceeds from sale of convertible
   subordinated debentures ...........         -            60,000,000
  Proceeds from sale of common shares          -            33,454,873
  Additions to deferred finance costs         (9,073)       (2,763,274)
  Stock issued - options exercised
   in compensation plan  .............         -                 -
  Stock canceled - employee note payment       -                 -
  Dividends paid  ....................    (3,963,586)            -
                                         ------------      ------------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES .....     9,244,525           623,470
                                         ------------      ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ...............      (656,240)          302,841
CASH AND CASH EQUIVALENTS,
 beginning of period  ................       687,108         1,221,997
                                         ------------      ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$       30,868         1,524,838
                                         ============      ============
See accompanying notes to consolidated financial statements.

                              MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                     BTR Realty, Inc.
                                      (Predecessor
                                         Company)
                                     from 01/01/93 to
                                         9/10/93

Cash flows from operating activities:
  Net earnings (loss) ................$   (2,605,429)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
    Gain on sales of properties held for
     sale and residential sales, net .        (7,976)
    Gain on sales of operating properties      -
    Unrecoverable development costs ..     1,188,817
    Extraordinary loss on early
     extinguishment of debt ..........       273,308
    Depreciation and amortization ....     3,233,530
    Deferred income taxes benefit ....      (460,570)
    Minority interest in earnings(loss),net (124,129)
    Changes in operating assets and liabilities:
     Decrease in operating assets ....       555,067
     (Decrease)increase in
      operating liabilities ..........     1,987,017
                                         ------------
        Total adjustments  ...........     6,645,064
                                         ------------
         NET CASH PROVIDED BY
            OPERATING ACTIVITIES           4,039,635
                                         ------------
Cash flows from investing activities:
  Additions to properties ............    (1,334,859)
  Proceeds from sales of properties...     1,646,748
  (Payments to) receipts from minority
   partners, net                             170,224
                                         ------------
         NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES  ....       482,113
                                         ------------
Cash flows from financing activities:
  Payments on construction loans payable (37,831,945)
  Proceeds from mortgages payable ....     2,682,600
  Principal payments on mortgages payable(46,709,513)
  Proceeds from notes payable  .......    90,832,649
  Principal payments on notes payable     (7,475,452)
  Proceeds from sale of convertible
   subordinated debentures ...........         -
  Proceeds from sale of common shares          -
  Additions to deferred finance costs          -
  Stock issued - options exercised
   in compensation plan  .............       225,258
  Stock canceled - employee note payment    (177,051)
  Dividends paid  ....................    (4,944,879)
                                         ------------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES .....    (3,398,333)
                                         ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ...............     1,123,415
CASH AND CASH EQUIVALENTS,
 beginning of period  ................        98,582
                                         ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$    1,221,997
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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of September 30, 1994 and the consolidated statement of operations for the Company for the periods ended September 30, 1994 and September 30, 1993 and the consolidated statement of cash flows for the periods ended September 30, 1994 and September 30, 1993, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the periods ended September 30, 1994 are not necessarily indicative of the operating results for the full year.

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

EARNINGS (LOSS) PER SHARE
  Earnings (Loss) per share of common share and common share equivalents were computed by dividing net loss or net earnings by the weighted average number of common share and common share equivalents outstanding for each period.
The weighted average number of common shares and common share equivalents for the period ended September 30, 1994 was 6,291,407. The weighted average number of common shares and common share equivalents for the period January 1, 1993 thru September 10, 1993 was 8,512,718. The weighted average number of common share and common share equivalents for the period July 1, 1993 thru September 10, 1993 was 8,530,381.

  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. The debentures, which are convertible at $10.50 per share, if fully converted, would produce an additional 5,714,286 shares.

  Pursuant to the 1993 Omnibus Share Plan (Plan), the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Trustees, officers and key employees of the Company, are eligible for the Plan. At February 1, 1994, the executive compensation committee of the Board of Trustees granted to trustees, officers and key employees 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting on February 1, 1994 and the balance vesting over the next 2 years. The average market price of MART shares for the period ended September 30, 1994 was $9.22 per share and the closing market price at September 30, 1994 was $9.25 per share. No options were exercised during the period ended September 30, 1994 and based on the market value of MART shares, the options, if converted, would be anti-dilutive producing 10,701 fewer weighted average shares for the nine month period ended September 30, 1994 and 12,072 fewer weighted average shares for the three month period ended September 30, 1994.

UNRECOVERABLE DEVELOPMENT COSTS
  The $1,278,817 unrecoverable development cost included on BTR's Statement of Operations represents a write-down to net realizable value of two residential properties under contract for sale and one property held for sale. The write-down reduced Operating Properties by $499,093, and Development Operations by $489,724, and Property Held for Development or Sale by $200,000. The balance of $90,000 is an accrual for costs required in order to complete the sale of the residential Operating property.The sales are pursuant to a divestiture plan further described in the July 19, 1993 proxy statement.

INCOME TAXES BENEFIT, NET
  The income taxes benefit, net, in BTR, for the period January 1, 1993 thru September 10, 1993 includes a currently payable income tax expense of $52,360, offset by a deferred income tax benefit of $460,570. The income taxes benefit, net, in BTR, for the period July 1, 1993 thru September 10, 1993 includes a currently payable income tax expense of $22,360, offset by a deferred income tax benefit of$466,570. At September 10, 1993 the balance of deferred income taxes payable of $466,570 in BTR was recognized as an income tax benefit. It was determined by BTR that it was more likely than not that there would be no payment in the future of any deferred tax temporary differences due to the expected merger with the Company (a non-taxable Real Estate Investment Trust). This was in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." adopted by BTR January 1, 1992.

SHAREHOLDERS' EQUITY
  During the nine months ended September 30, 1994, shareholders' equity changed for the following items:
               -    Net earnings of $1,768,300.
               -    Dividend paid by MART of $3,963,586.

Part I. FINANCIAL INFORMATION
Item 2.
                         MID-ATLANTIC REALTY TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the nine and three month periods ended September 30, 1994 with the operations for the nine and three month periods ended September 30, 1993, which includes the summation of the Company's and BTR's operations.

Comparison of nine months ended September 30, 1994 to nine months ended September 30, 1993

  Rental revenues increased by $478,000 or 3% to $16,120,000 for the nine months ended September 30, 1994 from $15,642,000 for the nine months ended September 30, 1993. Net increases in occupancy and CPI rates resulted in rental increases of approximately $823,000. The purchase of Timonium Mall in October, 1993 contributed to increased revenues by approximately $562,000.The increases were offset by a $690,000 decrease in revenues attributable to the sale in February, 1994 and discontinuation of operations in September, 1993 of Orchard Landing Apartments and net decreases in percentage rent of $31,000 and other rental decreases of $186,000.

  Gains on properties held for sale and residential sales decreased by $5,000.

  Other income increased by $402,000 to $700,000 from $298,000 primarily due to additional interest income from partner notes of $374,000 and by other changes in other income.

  As a result of the above changes total revenues increased by $875,000 to $16,869,000 from $15,994,000.

  Interest expense decreased by $2,262,000 to $7,571,000 from $9,833,000 primarily due to the payoff in September, 1993 of higher fixed rate mortgage debt which was replaced by the sale of lower interest convertible
subordinated debentures and the sale of common shares.   Approximately
$1,443,000 in interest expense decreases for the period can be attributed to the payoff of mortgage debt and replacement with debentures and common shares. Approximately $472,000 in interest expense decreases can be related to the sale in 1993 of the two residential projects, Orchard Landing & Harbour Island.

  Depreciation and amortization increased by $246,000 to $3,746,000 from $3,500,000 primarily due to depreciation increases of approximately $374,000 related to the amortization of debenture costs issued in September, 1993 and the purchase in October, 1993 of the Timonium Mall operating property and increased tenant improvements in Gateway II Office, offset by depreciation decreases of $111,000 related to the sale of Orchard Landing.


  Operating expenses decreased by $278,000 to $2,518,000 from $2,796,000 primarily due to a decrease in operating expenses related to the sale and discontinuation of Orchard Landing $321,000 and Harbour Island $83,000 offset by increases related to the purchase of Timonium Mall, $168,000.

  General and administrative expenses increased by $54,000 to $1,166,000 from $1,112,000 due primarily to increases in the following: gross payroll costs of 27,000, a reduction in capitalized payroll of $84,000, and $59,000 in other general and administrative expense increases offset by decreases in professional fees of $67,000 and stock compensation costs of $49,000.

  Unrecoverable development costs decreased by $1,279,000 due to a write-down to net realizable value of two residential properties under contract of sale pursuant to a divestiture plan further described in the July 19, 1993 proxy statement and the write-down to net realizable value of property held for sale.

  Minority interest decreased by $534,000 to an expense of $435,000 from a benefit of $99,000 generally due to higher earnings in minority interest ventures.

  Earnings (loss) from operations increased by $3,860,000 to earnings of $1,433,000 from a loss of $2,427,000. In the nine month period ended September 30, 1994, MART recognized a gain on sales of operating properties of $335,000 (which included gains on the sales of Plantation Bowling Center of $279,000 and Orchard Landing Apartments of $56,000), combined with the earnings from operations resulted in net earnings of $1,768,000 for the period. For the nine month period ended September 30, 1993, BTR had an income tax benefit of $408,000, and an extraordinary loss due to early extinguishment of debt of $548,000, which, when combined with the loss from operations, resulted in a net loss of $2,567,000 for the period.

                                                       Continued

                     MID-ATLANTIC REALTY TRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of three months ended September 30, 1994 to three months ended September 30, 1993

  Rental revenues increased by $221,000 or 4% to $5,145,000 for the three months ended September 30, 1994 from $4,924,000 for the three months ended September 30, 1993. Net increases in occupancy and CPI rates resulted in rental increases of approximately $306,000. The purchases of Timonium Mall in October, 1993 and the Shoppes at Easton in September, 1994 increased revenues by approximately $223,000. The rental revenue increases were offset by a $243,000 decrease in revenues attributable to the sale in February, 1994 and discontinuation of operations in September, 1993 if Orchard Landing Apartments and other rental decreases of $65,000.

  Gains on properties held for sale and residential sales increased by $26,000. The increase included a $49,000 gain in September, 1994 on the sale of a land parcel in Fallston offset by a $23,000 gain on the sales of residential properties at Harbour Island in July, 1993.

  Other income increased by $181,000 to $250,000 from $69,000 primarily due to a net loss of $102,000 in note reserves in September, 1993 and additional interest income from partner notes of $68,000 and by other changes in other income.

  As a result of the above changes total revenues increased by $428,000 to $5,445,000 from $5,016,000.

  Interest expense decreased by $643,000 to $2,494,000 from $3,137,000 primarily due to the payoff in September, 1993 of higher fixed rate mortgage debt which was replaced by the sale of lower interest convertible subordinated debentures and the sale of common shares. Approximately $467,000 in interest expense decreases for the period can be attributed to the payoff of mortgage debt and replacement with debentures and common shares. Approximately $144,000 in interest expense decreases can be related to the sale in 1993 of the two residential projects, Orchard Landing and Harbour Island.

  Depreciation and amortization increased by $75,000 to $1,265,000 from $1,190,000 primarily due to depreciation increases of approximately $104,000 related to the amortization of debenture costs issued in September, 1993 and the purchase in October, 1993 of the Timonium Mall operating property and increased tenant improvements in Gateway II Office, offset by depreciation decreases of $36,000 related to the sale of Orchard Landing.

  Operating expenses decreased by $125,000 to $859,000 from $984,000 primarily due to a decrease in operating expenses related to the sale and discontinuation of Orchard Landing $115,000 and Harbour Island $49,000 offset by increases related to the purchase of Timonium Mall, $58,000.

  General and administrative expenses increased by $30,000 to $383,000 from $353,000 due primarily to increases in the following: a reduction in capitalized payroll of $24,000, and $6,000 in other net general and administrative expense changes.

  Unrecoverable development costs decreased by $315,000 due to a write-down to net realizable value of a residential property under contract of sale pursuant to a divestiture plan further described in the July 19, 1993 proxy statement and the write-down to net realizable value of land held for sale.

  Minority interest decreased by $164,000 to an expense of $126,000 from a benefit of $38,000 generally due to higher earnings in minority ventures.

  Earnings (loss) from operations increased by $1,242,000 to earnings of $317,000 from a loss of $925,000. In the three month period ended September 30, 1994, MART had net earnings of $317,000 for the period. For the three month period ended September 30, 1993, BTR had an income tax benefit of $444,000, and an extraordinary loss due to early extinguishment of debt of $548,000, which, when combined with the loss from operations, resulted in a net loss of $1,029,000 for the period.

MID-ATLANTIC REALTY TRUST
Part II. OTHER INFORMATION
Item 1. Legal Proceedings -    In the ordinary course of business, the
Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities -  None

Item 3. Defaults upon Senior Securities -  None

Item 4. Submission of Matters to a Vote of Security Holder -  None

Item 5. Other Information -
Pro Forma Data

                         MID-ATLANTIC REALTY TRUST

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


                    Summary Actual and Pro Forma Financial Data
                      (In thousands, except per share data)


                                 Nine months ended    Three months ended
                                    September 30,       September 30,
                                   MART      BTR        MART     BTR
                                   Actual   Pro Forma  Actual  Pro Forma
                                     1994    1993       1994     1993

Revenues                           $16,869   15,291    $5,445    4,775

Earnings (loss)                     $1,768      788      $317      (58)
Earnings (loss) per share            $0.28     0.13     $0.05    (0.01)

OTHER FINANCIAL DATA:

Funds from operations (FFO) (1)    $5,130    4,370     $1,533    1,150

Funds from operations -
  fully diluted                    $8,590    7,801     $2,677    2,294

Weighted average number of
  shares outstanding - primary      6,291    6,291      6,291    6,291
Weighted average number of shares
  outstanding - fully diluted      12,005   12,005     12,005   12,005





                           Nine months ended
SELECTED CASH FLOW DATA:   September 30, 1994

Net cash flow provided by
 operating activities              $4,868

  (1) Funds from operations as defined by the National Association of Real
Estate Investment Trusts, Inc.   (NAREIT) -  Funds from operations means net
income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The presentation of funds from operations is not normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP).

Item 6. Exhibits and Reports on Form 8-K -  None

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      11/15/94                     By  /s/ F. Patrick Hughes
                                             F. Patrick Hughes
                                             President
                                             Principal Executive Officer



Date      11/15/94                     By  /s/ Paul G. Bollinger
                                             Paul G. Bollinger
                                             Controller
                                             Principal Financial Officer