Form 10-K/A
period 1993-12-31
MID ATLANTIC REALTY TRUST
filed 1994-12-06
CIK 909298

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A NO.1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1993
        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
For the transition period from ___________________  to _________________

Commission file Number             1-12286

        Mid-Atlantic Realty Trust
(Exact name of registrant as specified in its charter)

         Maryland                                            52-1832411
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

1302 Concourse Drive, Suite 202 - Linthicum, Maryland            21090
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (410) 684-2000

Securities registered pursuant to Section 12(b) of the Act:

                                NONE

Securities registered pursuant to Section 12(g) of the Act:

             Common Shares of Beneficial Interest, $.01 par value
                          (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         X    Yes        No


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

    As of February 25, 1994, 6,291,407 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $9.875 closing price on that date) held by non-affiliates was approximately $62,128,000.

                    Documents Incorporated by Reference

    The definitive proxy statement with respect to the 1994 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

PART I

ITEM 1

BUSINESS


    Mid-Atlantic Realty Trust was incorporated June 29, 1993 and commenced operations effective with the completion of its initial public share offering
on September 11, 1993.   Mid-Atlantic Realty Trust is the successor to the
operations of BTR Realty, Inc. (the predecessor to Mid-Atlantic Realty Trust), and qualifies as a real estate investment trust, "REIT", for Federal income tax purposes. As used herein, the term "MART" refers to Mid-Atlantic Realty Trust, the term "Company" refers to MART and its subsidiaries, the successor company, and "BTR" refers to BTR Realty, Inc. and its subsidiaries, the predecessor to the Company.

    The Company is a fully integrated, self managed real estate investment trust which owns, leases, develops, redevelops and manages its retail shopping center facilities and commercial properties. The Company's primary objective is to manage the properties for long-term cash flow growth. The Company's principal strategies are to grow the portfolio through the selective acquisition of additional properties in the Mid-Atlantic region, redeveloping or developing retail properties on a selective basis, and, when appropriate, divesting through sale or exchange of non-strategic properties.

   The Company's financial strategy is to continue to refocus the portfolio through the selective acquisition of retail properties utilizing (1) proceeds from divestitures, (2) issuance of equity or debt securities, when appropriate, and (3) arranging bank or other borrowings for short term needs. The Company intends to maintain the conservative ratio of secured debt to total estimated value below 50%.

    The Company has an equity interest in twenty one operating shopping centers, fifteen of which are wholly-owned by the Company, and six others in which the Company has an interest ranging from 50% to 80%, as well as other commercial properties. The operating properties have a gross leasable area of approximately 2,940,000 square feet, of which approximately 93% was leased at December 31, 1993. Total gross leasable area includes 2,704,000 square feet of established operating properties, of which approximately 95% was leased at December 31, 1993 and approximately 236,000 square feet of a recently acquired shopping center currently under redevelopment, of which 64% was leased at December 31, 1993. Of these properties, approximately 82% of the gross leasable area is in the states of Maryland, New York and Virginia, 11% in Arizona and 7% in other states. The Company also owns two commercial properties under contract for sale and has 9 undeveloped parcels of commercial and residential zoned land totaling approximately 182 acres and varying in size from 1 to 56 acres.

    The business of the Company is not materially affected by seasonal factors. Although construction may be affected to some extent by inclement weather conditions, usually during winter months, property sales and revenue from income producing properties held for investment are usually not so affected.

    The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and favorable financing. The industry is extremely fragmented and there are no principal
methods of competition.   However, the ability to compete is dependent in
part upon the ability to find and complete appropriate real estate investments in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business activities. Accordingly,
it is not possible to estimate the Company's position in the industry.    In
addition, certain of the Company's real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital, and its reputation in the industry.

    The Company has 48 full time employees and believes that its relationship with its employees is good.

ITEM 2

PROPERTIES

   The following schedule describes the Company's commercial and residential properties as of December 31, 1993:

I.   SHOPPING CENTERS
A.   In Operation
    Percentage of Type of land Area in  Leasable Percentage
Lease
     ownership     ownership     acres square feet leased  Principal tenants
expirations
Name and Location (1)

Rolling Road Plaza (2) 100% Fee   6.5     62,000    93%     Fair Lanes,
1995-1999
Rolling Road                                                Firestone
Baltimore County,
Maryland

York Road Plaza        100% Fee   7.5     72,000    80%     Giant Food,
1994-1998
York Road                                                   Firestone
Baltimore County,
Maryland

Harford Mall (3)       100% Fee(3) 38.0  531,000(4) 98%      Hecht's,
1994-2008
U.S. Route 1                                             Montgomery Ward,
Bel Air, Maryland                                        Basics and More,
                                                            Woolworth

Burke Town Plaza       100% Long-term 12.6 114,000  97%      Safeway,
1994-2002
Old Keene Mill Road          lease(5)                        CVS Drugs
Burke, Virginia

Wilkens Beltway Plaza  75%  Fee   7.1     65,000   100%     Giant Food,
1994-2006
Wilkens Avenue &    of Partnership                         Provident Bank,
  Maiden Choice Lane                               Maryland National Bank,
Baltimore County,                                           Radio Shack
Maryland

Fair Lanes Union       50%  Fee   5.9     17,000    88%     No principal
1994-1999
  Hills Plaza       of Partnership                        tenants selected
35th Avenue &
  Union Hills Drive
Phoenix, Arizona



Patriots Plaza         50% Long-term 6.1  39,000    97%     Denny's,
1994-2005
Ritchie Highway          of lease (6)                      Dunkin Donuts
Anne Arundel County, Partnership
Maryland

Sudley Towne Plaza    100%  Fee   9.6    108,000    96%     Burlington Coat
1994-2009
Route 234 &                                                 Factory, Peoples
Sudley Manor Drive                                          Drug Store
Manassas, Virginia

Fair Lanes Chandler    50%  Fee   1.1     10,000    89%     No principal
1996
Plaza             of Partnership                          tenants selected
Arizona & Warner Roads
Chandler, Arizona

A.   In Operation (continued)

    Percentage of Type of land Area in    Leasable Percentage
Lease
     ownership     ownership     acres  square feet leased  Principal tenants
expirations

Dobson-Guadalupe       100% Fee   3.2     22,000   78%      Nevada Bob's
1995-2001
  Shopping Center
Dobson & Guadalupe Roads - Mesa, Arizona

Colonie Plaza          100% Fee  18.7    140,000   98%      Price Chopper,
1994-2010
Central Avenue                                              RX Place,
Colonie, New York                                           Paper Cutter

Smoketown Plaza         60% Fee  27.0    176,000   99%      Shoppers Food
1994-2011
Davis Ford and    of Partnership                     Warehouse, CVS Drugs,
  Smoketown Roads                                 Frank's Nursery & Crafts
Prince William County, Virginia

Spotsylvania Crossing   80% Fee  11.2    142,000   99%      K-Mart, CVS
1994-2007
Route 3 & Bragg Road  of Partnership                        Drugs
Fredericksburg, Virginia

Rosedale Plaza         100% Fee   9.2     73,000   91%      Value Food
1994-1999
Chesaco and Weyburn
  Avenue - Baltimore, Maryland

Skyline Village        100% Fee  14.6    127,000   99%      Sears,
1994-2009
US Route 33                                                 Richfood
Harrisonburg, Virginia

Columbia Plaza         100% Fee  16.0    119,000   93%      Price Chopper,
1994-2008
Columbia Turnpike                                           Ben Franklin
East Greenbush, NY

Plaza Del Rio          100% Fee  11.8     60,000   94%      Payless Drug
1994-2009
16th Street and Avenue B                                    Store
Yuma, Arizona

McRay Plaza            100% Fee   4.9     35,000  100%      Mountainside
1994-2004
McClintock & Ray Roads                                      Fitness
Chandler, Arizona




Park Sedona            100% Fee  11.4     99,000   99%      Safeway,
1994-2011
Highway 89 A                                            Payless Drug Store
Sedona, Arizona

Gateway Park           100% Fee  10.5     82,000   93%      Bashas',
1994-2011
Page, Arizona                                               Corral West

I.   SHOPPING CENTERS (continued)
B.   Under Development

Timonium Mall          100% Long-term -  236,000   64%      Caldor, 2001-2011
Timonium, Maryland          lease (7)                       Circuit City

   (1) Shopping centers in operation are subject to mortgage financing aggregating $53,132,475 of which $2,654,805 is held by Mid-Atlantic Realty Trust netting a mortgage payable of $50,477,670 at December 31, 1993.
   (2) This property was damaged by a fire in December, 1992 - See Note F in the Consolidated Financial Statements.
   (3) Subject to the following long-term ground leases: (i) 150,000 square feet on 10 acres for Montgomery Ward's department store, (ii) 10,200 square feet on one acre for Montgomery Ward's auto accessory store.
      The Harford Mall property is subject to a mortgage principal balance at December 31, 1993 of $19,943,224. The Harford Mall mortgage has an interest rate of 9.78%, a 30 year amortization, with a 10 year balloon payment of $18,148,848 due at the maturity date of July, 2003. The mortgage's prepayment provision prohibits prepayment until June, 1997, afterwhich the penalty is the greater of 1% of the outstanding principal balance or yield maintenance.
   (4)  Includes 254,000 square feet occupied by department stores.
   (5)  Remaining term of 38 years plus three 15 year renewal options.
   (6)  Remaining term of 14 years plus two 10 year options.
   (7)  Remaining term of 23 years plus five 10 year options.

II.  OFFICE BUILDINGS

A.   In Operation (1)

            Percentage of  Type of land Area in Leasable Percentage Principal
Lease
Name and Location ownership ownership   acres   square feet leased  tenants
expirations

Patriots Plaza          50% Long-term     0.5    28,000     50% No principal
1994-2004
  Office Building of Partnership lease (2)                   tenants selected
Ritchie Highway - Anne Arundel County, Maryland

Wilkens Beltway Plaza   75%   Fee         3.9    53,000     97% Ryder Truck
1994-1997
Office Park,    of Partnership                       Rental Inc., Freestate
Buildings I, II & III                                  Health, Prudential
Wilkens Avenue and Maiden Choice Lane -
Baltimore County, Maryland                                Health System

Gateway International I  100% Fee        7.0    85,000  100% Browning Ferris,
1994-2003
Elkridge Landing &                                    Daughters of Charity
  Winterson Roads                                         Health System,
Anne Arundel County, Maryland                       Tandem Computers, MART

Gateway International II 100% Fee       15.5   118,000   79% Digital Equip.
1995-2004
Elkridge Landing &                                           Corporation,
  Winterson Roads - Anne Arundel County, Maryland        Price Waterhouse,
                                                    AT&T, American Express
III.  OTHER DEVELOPED PROPERTIES

 A.  In Operation
                                                    Leasable Per-   Principal
Name and  Percentage of Type of land Area in          square centage
Lease
 Location   ownership     ownership  acres Improvements feet leased  tenants
expirations

Clinton Property   100%  Long-term  2.9 Bowling Center 29,000 100% Fair Lanes
1995-1996
Prince George's          lease (3)       and Bank
County, Maryland

Southwest Property 100%    Fee (4)  3.2 One-story      25,000  86% Shell Oil,
1994-1998
Anne Arundel                       Office Building, One-story   Carrier/Otis
County, Maryland                   Warehouse and Gas Station

Waldorf Property   100%    Fee     3.6 Bowling Center 31,000 100% Fair Lanes,
1997-1998
Waldorf, Maryland                      and Tire Center           Firestone



Illinois Properties 100% 3 parcels 7.4  3 Bowling    106,000 100% Fair Lanes
1998
Chicago, Illinois        in fee          Centers

Regal Center        100%   Fee     6.0 One-story    109,000 93% Berger Allied
1995-1997
Dallas, Texas                          Warehouse

The Business Center at 100% Fee    5.4 One-story     27,000 96% No principal
1994-1998
Harford Mall                           Warehouse          tenants selected
Harford County, Maryland

III.  OTHER DEVELOPED PROPERTIES
 B.  Under Contract for Sale

Plantation Property    100% Fee    3.0 Bowling Center 32,000  0%
Broward County, Florida

(1) Office buildings in operation are subject to mortgage financing aggregating $3,216,702 as of December 31, 1993.
(2) Remaining term of 14 years plus two 10 year options.
(3) Remaining term of 33 years plus a 45 year renewal option.
(4) Ground Lease was purchased by BTR in August, 1993.

IV.  UNDEVELOPED PROPERTIES

                     Percentage of     Type of land   Area in
Name and Location      ownership         ownership      acres  Zoning

Pulaski Property           100%            Fee          3.0    Industrial
Baltimore County, Maryland

Harford Property           100%            Fee          6.7 Light Industrial
(Adjacent to Harford Mall)
Harford County, Maryland

Fallston Corner Property   100%         Long-term        1.0   Commercial
Harford County, Maryland                lease (1)

Northwood Industrial Park   67%             Fee          24.8   Industrial
Salisbury, Maryland     of Partnership

Dorsey Property            100%             Fee          19.4   Commercial
Anne Arundel County, Maryland

Gateway International III  100%             Fee           6.5   Commercial
Anne Arundel County, Maryland

Burlington Commerce Park   100%             Fee          49.2   Commercial
Burlington, North Carolina

Hillsborough Crossing      100%             Fee          15.5   Commercial
Hillsborough, North Carolina

North East Property        100%             Fee          56.0   Commercial/
North East, Maryland                                           Residential

(1)  Remaining term of 87 years.

   Management believes the Company's properties are adequately covered by insurance.

ITEM 3
LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE









PART II

ITEM 5
Market for the Registrant's Common Stock And Related Stockholder Matters

    MART's common shares of beneficial interest, par value $.01 per share, ("shares"), are listed on the American Stock Exchange (symbol: MRR), which reports high, low and last sales prices. The table below lists high and low sales prices for MART for the periods indicated.

            1993                                 High            Low
   September 11 (Inception) - September 30      10 3/4          10 1/4
   Fourth Quarter                                 11              9

    MART paid to holders of the shares, cash dividends during 1993 during the periods indicated.

            1993                         Cash Dividend Paid
            Fourth Quarter                     $0.05

   On February 14, 1994, MART declared a quarterly cash dividend of $.21 per share payable March 15, 1994 to shareholders of record February 28, 1994.

   The number of holders of record of the shares of MART as of February 25, 1994 was 1,344.

ITEM 6

SELECTED FINANCIAL DATA

   The following table sets forth the consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The table consists of the Consolidated Financial Statements of Mid-Atlantic Realty Trust as of December 31, 1993, and for the period September 11, 1993 (commencement of operations) through December 31, 1993, and also includes the Consolidated Financial Statements of BTR Realty, Inc. as of December 31, 1992, 1991, 1990, 1989 and for the periods January 1, 1993 through September 10, 1993, and for the years ended December 31, 1992, 1991, 1990, and 1989.
Mid-Atlantic Realty Trust, a newly formed Real Estate Investment Trust, was merged with BTR Realty, Inc. on September 11, 1993. The consolidated financial data of BTR, the predecessor company, are presented for comparative purposes.

                  Mid-Atlantic
                  Realty Trust                   BTR Realty, Inc.
                ------------- || --------------------------------------------
- -
        September 11, 1993 to || January 1, 1993 to  Years ended December 31,
            December 31, 1993 || September 10, 1993    1992          1991
Revenues           $6,576,684 ||     15,912,211      22,655,133   22,779,812

Net Earnings (Loss) Before Cumulative
  Effect of Change In Accounting Principle and
  Extraordinary Item $467,474 ||     (2,057,106)     (1,118,957)  (4,688,646)

Cumulative Effect of Change
  In Accounting Principle -   ||          -           1,286,000        -
                 ------------ || --------------------------------------------
Net Earnings (Loss) Before
  Extraordinary Item  467,474 ||     (2,057,106)        167,043   (4,688,646)

Extraordinary Item      -     ||       (548,323)          -            -
                 ------------ || --------------------------------------------
Net Earnings (Loss)  $467,474 ||     (2,605,429)        167,043   (4,688,646)
                 ============ || ============================================

Net Earnings (Loss) Per Share Before Cumulative
  Effect of Change In Accounting Principle and
  Extraordinary Item    $0.07 ||          (0.24)          (0.13)       (0.55)

Cumulative Effect of Change In
  Accounting Principle    -   ||            -              0.15          -
                 ------------ || --------------------------------------------
Net Earnings (Loss) Per Share Before
  Extraordinary Item    $0.07 ||          (0.24)           0.02        (0.55)
Extraordinary Item        -   ||          (0.06)            -            -
                 ------------ || --------------------------------------------

Net Earnings (Loss)
  Per Share             $0.07 ||          (0.30)           0.02        (0.55)
                 ============ || ============================================



Weighted Average Shares
   Outstanding, Including Common Share
   Equivalents (1)  6,291,407 ||      8,512,718       8,503,916    8,527,036


Total Assets     $148,563,052 ||    147,869,512     153,212,133  159,879,954
Indebtedness:
Total mortgages, convertible
   debentures, construction loans and
   notes payable $116,494,372 ||    150,666,971     149,168,632  153,024,838

Net cash provided by (used in) operating
   activities      $3,479,346 ||      4,129,635       1,249,138     (961,065)

Cash Dividends
Paid Per Share          $0.05 ||           0.58           -            -


                             BTR Realty, Inc.
                 -----------------------------------------
                        Years ended December 31,
                            1990           1989
Revenues                 20,366,006      26,955,847

Net Earnings (Loss) Before Cumulative
  Effect of Change In Accounting Principle and
  Extraordinary Item     (6,374,172)        243,652
Cumulative Effect of Change
  In Accounting Principle      -               -
                       -----------------------------
Net Earnings (Loss) Before
  Extraordinary Item     (6,374,172)        243,652
Extraordinary Item             -               -
                       -----------------------------
Net Earnings (Loss)      (6,374,172)        243,652
                       =============================

Net Earnings (Loss) Per Share Before Cumulative
  Effect of Change In Accounting Principle and
  Extraordinary Item          (0.74)           0.03
Cumulative Effect of Change In
  Accounting Principle          -               -
                    --------------------------------
Net Earnings (Loss) Per Share Before
  Extraordinary Item          (0.74)           0.03
Extraordinary Item              -               -
                    --------------------------------
Net Earnings (Loss)
  Per Share                   (0.74)           0.03
                    ================================

Weighted Average Shares
   Outstanding, Including Common Share
   Equivalents (1)        8,600,395       8,942,905

Total Assets            166,319,506     163,050,004
Indebtedness:
Total mortgages, convertible
   debentures, construction loans and
   notes payable        151,677,634     137,565,454

Net cash provided by (used in) operating
   activities             1,091,144       2,318,506

Cash Dividends
Paid Per Share                 0.08           0.08

   (1) In September, 1993, MART issued 3,450,000 shares in its initial public offering, and as part of the merger, exchanged for every 3 shares of BTR, 1 share of MART totaling approximately 8,526,000 shares of BTR for approximately 2,842,000 shares of MART.

                                                            Continued

Pro Forma Data
       The following sets forth summary financial data on a pro forma basis. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the Notes thereto for MART included in Item 8. The pro forma financial data is unaudited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at January 1, 1992, nor does it purport to represent the financial position and results of operations for future
periods.   The following assumes the MART public offering took place on
January 1, 1992.


                                  Summary Pro Forma Financial Data
                                In thousands, except per share data
                                       Years ended December 31,
                                       1993               1992

Revenues                             $20,777             20,051

Earnings                              $1,217                494
Earnings per share                     $0.19               0.08

Funds from operations (FFO) (1)       $6,034              5,398

Funds from operations
               - fully diluted       $10,609              9,973

Weighted average number of shares
 outstanding - primary                 6,291              6,291

Weighted average number of shares
 outstanding - fully diluted          12,005             12,005

     (1) Funds from operations as defined by the National Association of Real
Estate Investment Trusts, Inc.   (NAREIT) -funds from operations means net
income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The presentation of funds from operations is not normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP).






                                          15
ITEM 7

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR COMPANY)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the operations for the year ended December 31, 1993, which includes the summation of the Company's and BTR's results of operations, with the operations of BTR for the year ended December 31, 1992. The discussion also compares the operations of BTR for the years ended December 31, 1992 and 1991.

Comparison of 1993 to 1992

   Rental revenues increased by $465,000, or 2%, to $20,682,000 for the year ended December 31, 1993 from $20,217,000 for the year ended December 31, 1992. Net increases in occupancy and CPI rental rates resulted in rental increases of approximately $1,255,000, and the acquisition of Timonium Mall contributed to a rental increase of $149,000, which were offset by a $433,000 loss of rental attributable to operating properties sold in 1992 or discontinued in 1993, a $450,000 loss of rental due to vacancies and reserves, and other rental changes.

   Sales of residential property in BTR decreased by $89,000 to $1,032,000 in 1993 from $1,121,000 in 1992 due to the discontinuation and final sellout of residential assets in July, 1993.

   Gains on properties held for sale decreased in BTR by $250,000 to $31,000 in 1993 from $281,000 in 1992 due to higher profit margins on properties sold in 1992.

   Other income decreased by $292,000 to $744,000 in 1993 from $1,036,000 in 1992 primarily as a result of income of $329,000 from the sale of development rights and $119,000 of income from bankruptcy settlement in 1992 and a $166,000 loss included in BTR's other income in September, 1993 related to a provision for losses on notes receivable. The decreases were offset by increases due to a $210,000 increase in income from a lease termination payment in December, 1993 and $187,000 in interest income increases from partners notes receivables added in September, 1993, as well as other minimal changes in other income.

   As a result of the above changes total revenues decreased by $166,000 to $22,489,000 in 1993 from $22,655,000 in 1992.

   Interest expense decreased by $1,678,000 to $12,354,000 in 1993 from $14,032,000 in 1992 primarily due to the payoff in September, 1993 of higher fixed rate mortgage debt which was replaced by the sale of lower interest convertible subordinated debentures and the sale of common shares, as well as a decrease in interest expense attributable to the refinancing in 1992 and discontinuation of operations in 1993 of a residential operating property and to favorable reduction in interest rates. Approximately $1,155,000 in interest expense decreases for the period September 10, 1993 through December 31, 1993 can be attributable to the payoff of mortgage debt and replacement with debentures and common shares. A decrease in interest cost of $304,000 can be attributable to the refinancing in 1992 and discontinuation of operations in September, 1993 of a residential operating property sold in February, 1994.

   Depreciation and amortization decreased by $42,000 to $4,736,000 in 1993 from $4,778,000 in 1992, primarily due to the sale in 1992 of two operating properties and the discontinuation in September, 1993 of the residential operating property sold in February, 1994.

   Operating expenses decreased by $232,000 to $3,754,000 in 1993 from $3,986,000 in 1992, primarily due to the sale in 1992 of two operating properties and the discontinuation in September, 1993 of the residential operating property sold in February, 1994.

   Cost of residential property sold decreased by $60,000 to $1,008,000 in 1993 from $1,068,000 in 1992 due to the discontinuation of the residential sales in July, 1993.


                                             (Continued)

 MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR COMPANY)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of 1993 to 1992 - Continued

  General and administrative expenses increased by $131,000 to $1,354,000 in 1993 from $1,223,000 in 1992 due to an increase in insurance expense of $35,000 and an increase of $318,000 in stock compensation expense resulting from a $269,000 adjustment to accrued expense in 1992, due to a decrease in the value of BTR stock. The increases were offset by a decrease in professional fees of $36,000, a decrease in net payroll costs of $107,000, a decrease of $50,000 in pension expenses and changes in other categories.

  Unrecoverable development costs increased by $1,017,000 in BTR to $1,279,000 in 1993 from $262,000 in 1992 due to write-downs to net realizable value of two residential properties under contract of sale pursuant to a divestiture plan and the write-down in 1993 to net realizable value of a property held for sale.

  Minority interest decreased by $158,000 to an expense of ($2,000) in 1993 from a benefit of $156,000 in 1992 generally due to lower losses in minority interest ventures.

  Loss from operations decreased by $540,000 to $1,998,000 in 1993 from $2,538,000 in 1992. At January 1, 1992, BTR recognized the positive, cumulative effect of a change in accounting for income taxes of $1,286,000. At September 10, 1993, BTR recorded an extraordinary loss of $548,000 due to an early extinguishment of debt. A net income tax benefit of $408,000 and $127,000 was recognized by BTR for the periods ended 1993 and 1992, respectively. The 1992 accounting change, combined with a 1992 $48,000 loss on the sale of operating properties, a $1,340,000 gain on fire damage in 1992, the 1993 extraordinary item and income tax benefits for both periods, offset the loss from operations for the periods, resulting in net earnings of $167,000 for the year ended 1992 and a $2,138,000 net loss for the combined year ended 1993 for BTR and the Company.

Comparison of 1992 to 1991

  Rental revenues increased by $1,286,000, or 7%, to $20,217,000 in 1992 from $18,931,000 in 1991, primarily as a result of additional rentals from a full year's operating results at Gateway II Office Building and Gateway Page shopping center, as well as rental from Rich Food, the replacement anchor store at Skyline Village shopping center.

  Sales of residential properties decreased by $1,052,000 to $1,121,000 in 1992 from $2,173,000 in 1991 due to fewer units sold in 1992.

  Gains on properties held for sale decreased by $436,000 to $281,000 in 1992 from $717,000 in 1991. This decrease was primarily due to smaller profit margins on properties held for sale in 1992.

  Other income increased by $77,000 to $1,036,000 for 1992 from $959,000 in 1991 as a result of the sale of development rights in 1992 for $334,000 which offset decreases in other categories.

  As a result of the above changes, total revenues decreased by $125,000 to $22,655,000 in 1992 from $22,780,000 in 1991.

  Interest expense, net of interest capitalized, decreased by $409,000 to $14,032,000 in 1992 from $14,441,000 in 1991 primarily due to the favorable movement in interest rates which resulted in lower interest costs.

  Depreciation and amortization increased by $362,000 to $4,778,000 in 1992 from $4,416,000 in 1991 as a result of the inclusion of the operations of Gateway II Office Building and Gateway Page shopping center for a full year.

  Operating expenses increased by $197,000 to $3,986,000 in 1992 from $3,789,000 in 1991.

  Cost of residential property sold decreased by $876,000 to $1,068,000 in 1992 from $1,944,000 in 1991.

  General and administrative expenses decreased by $703,000 to $1,223,000 in 1992 from $1,926,000 in 1991 primarily due to reduced payroll expenses of $386,000, as well as an adjustment in 1992 to accrued expense relating to BTR's stock compensation plan in the amount of $269,000.

                                         (Continued)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR COMPANY)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of 1992 to 1991 - Continued

  Unrecoverable development costs decreased by $1,193,000 to $262,000 in 1992 from $1,455,000 in 1991. The 1991 unrecoverable development costs include $1,105,000 of costs from projects which were terminated because of unfavorable conditions and a $350,000 write-down of property held for sale in North Carolina. The 1992 unrecoverable development costs include a $262,000 write-down of property held for sale in North Carolina.

  Joint venture operations decreased by $159,000 to $156,000 in 1992 from $315,000 in 1991 generally due to lower minority interest income.

  Loss from operations improved by $2,338,000 to $2,538,000 in 1992 from $4,876,000 in 1991.

  BTR had net earnings of $167,000 in 1992 which resulted from the improvement in net operating income of $2,338,000 and two non-recurring events described below, versus a net loss of $4,689,000 in 1991. The first non-recurring event in 1992 occurred as a result of a fire in December, 1992 at the Rolling Road Plaza Shopping Center. BTR realized a gain on fire damage insurance proceeds in the amount of $1,340,000, which gain represented the excess of insurance proceeds over BTR's cost basis in the property, minus depreciation. The second non-recurring event in 1992 was a change in accounting for income taxes to bring BTR into conformity with Financial Accounting Standard Board Statement Number 109, which resulted in a cumulative positive effect in the amount of $1,286,000.


Cash Flow comparison

  The following discussion compares the statements of cash flows for the year ended December 31, 1993, which includes the summation of the Company's and BTR's cash flows, with the statements of cash flows of BTR for the year ended December 31, 1992. The discussion also compares the cash flows of BTR for the years ended December 31, 1992 and 1991.

Cash Flow comparison of 1993 to 1992

  Net cash flow provided by operating activities increased by $6,360,000, to $7,609,000 for the year ended December 31, 1993 from $1,249,000 for the year ended December 31, 1992. Net cash flow increased generally due to the following: An increase in operating liablities of $4,634,000 primarily consisting of $1,394,000 in 1993 accrued interest expense on newly issued debentures (See Note K), an increase of $1,865,000 due to a reduction in deferred income tax liability for 1993 and 1992 (See Note L), and the balance of the increase, $1,375,000, was primarily a decrease in 1992 in accounts payable and accrued expenses primarily due to a reduction in 1992 development activity. Other net cash flow increases of $2,626,000 were due to two non-recurring events in 1992, a cumulative effect of change in accounting
principle, and a gain on fire damage of an operating property.   Another
major increase in net cash flow was due to $1,017,000 in unrecoverable development cost increases (described above). The increases were offset by a decrease in net earnings of $2,305,000 (described above) and other changes in net cash flow.

  Net cash flow used in or provided by investing activities decreased by $8,532,000, to net cash used in investing activities of $5,950,000 from net cash provided by investing activities of $2,582,000. The decrease was primarily a result of the following: an additions to properties increase of $4,586,000 (primarily the Timonium Mall Purchase in October, 1993).
A reduction in proceeds from sales of properties of $3,150,000 (primarily due to more sales of land held for sale and residential property in 1992), and a reduction due to the transfer or sale of investments in 1992 of $626,000.

  Net cash flow used in financing activities decreased by $2,861,000, to $1,070,000 from $3,931,000. The decrease was primarily due to the net cash flow provided by the net proceeds from the sale of debentures and common shares of $93,453,000 offset by 3 major net cash uses: (1) net reductions in construction loans payable, and mortgages payable of $82,387,000,
(2) dividends paid in 1993 of $5,259,000, and (3) 1993 additions to deferred debenture costs of $3,063,000.

                                             (Continued)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR COMPANY)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow comparison - Continued

Cash Flow comparison of 1992 to 1991

  Net cash flow provided by or used in operating activities increased by $2,210,000, to net cash provided by operting activities of $1,249,000 for the year ended December 31, 1992 from net cash used in operating activities of $961,000 for the year ended December 31, 1991. Net cash flow increased primarily due to the following: An increase in net earnings of $4,856,000 (described above), an increase of $613,000 due to higher net gains in 1991 on sales of residential properties and properties held for sale and an increase in depreciation of $363,000. The increases were offset by other changes in net cash flow and by the following major decreases: cash flow decreases of $2,626,000 due to two non-recurring events in 1992, a cumulative effect of change in accounting principle, and a gain on fire damage of an operating property, and a decrease in net cash flow due to a reduction of $1,193,000 in unrecoverable development cost (described above).

  Net cash flow provided by investing activities increased by $2,520,000, to $2,582,000 from $62,000. The increase was primarily a result of the following increases: an additions to properties decrease of $4,463,000 (primarily the Gateway II & Page Construction in 1991), a decrease in cash flow of $766,000 due to a decrease in payments to minority partners and a decrease due to the transfer or sale of investments in 1992 of $626,000. The cash flow increases were offset by a decrease in cash flow due to a decrease in proceeds from sales of properties of $3,276,000 (primarily due to more sales of residential property in 1991).

  Net cash flow used in or provided by financing activities decreased by $4,822,000, to net cash used in financing activities of $3,931,000 from net cash provided by financing activities of $891,000. The decrease was primarily due to net reductions in construction loans payable, notes payable, and mortgages payable of $5,303,000 generally as a result of lower construction loan proceeds in 1992 compared with 1991, and the mortgage
financing of Burketown Plaza in 1991.   The decrease was offset by $474,000
in cash flow increases from higher additions to deferred finance costs in 1991 (Burketown financing) and the acquisition of outstanding stock in 1991.

  Liquidity and Capital Resources

  Historically, BTR's principal source of capital consisted of acquisition and development loans, with recourse to the borrower, which funded land and construction costs. As development projects were completed, acquisition and development loans were replaced with permanent mortgages which typically bore higher rates of interest but were secured by the project only, with no recourse to the borrower. BTR also utilized bank lines and internal funds for equity in its real estate projects, replacing such sources with permanent financing when rates and terms were deemed favorable.

  BTR had paid its shareholders a modest dividend, retaining excess cash flows to invest in additional projects. In 1990, the dividend was discontinued and cash flows in excess of operating requirements were used for paying or curtailing outstanding debt, primarily bank lines and construction and acquisition loans.

  In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 95% of its REIT
taxable income.   MART intends to pay these dividends from operating cash
flows which have increased due to the reduction in debt service resulting from the repayment of indebtedness with the proceeds of the offering, and from future growth in rental revenues and other sources, such as the leasing of currently vacant space and development of undeveloped parcels. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and will continue to maintain a line of credit of at least $25,000,000 from a commercial bank (See Footnote I).

  The Company anticipates material committments for capital expenditures to include, in the next two years, the redevelopment or development of six Baltimore area projects at an estimated cost between $10 and $31 million.
The Company expects to fund the development projects and other capital expenditures with (i) available net cash flows from operating activities,
(ii) if necessary, construction loan financing, (iii) if necessary, long term mortgage financing on unencumbered operating properties, and (iv) if necessary, the use of its $25,000,000 line of credit from a commercial bank (See Footnote I).


                                19           (Continued)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR COMPANY)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Liquidity and Capital Resources - Continued

  It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 1994 cash requirements, but, expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term liquidity requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. MART anticipates that the cash flow available from operations, together with cash from borrowings, will be sufficient to meet the capital and liquidity needs of MART in both the short and long term.

New Accounting Standards

  In February, 1992, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. BTR adopted this statement as of January 1, 1992. The standard and its effect on BTR and the Company are described in Note A and Note L.

  In December, 1991, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standards No. 107, "Disclosure Requirements for Fair Value of Financial Instruments." BTR adopted the disclosure requirements as of December 31, 1992, and included them in Note Q in the consolidated financial statements.

  In November, 1992, the Financial Accounting Standards Board issued a new standard, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post employment Benefits." Management has concluded that this new standard will have no impact on the Company's financial statements, as the Company does not offer or provide post employment benefits to its employees.

Inflation

  The majority of all of the leases at the shopping center properties contain provisions which will entitle MART to receive percentage rents based on the tenants' gross sales. Such percentage rents ameliorate the risk to MART of the adverse effects of inflation. Percentage rent received by BTR and MART remained stable in the year ended December 31, 1993 compared to the year ended December 31, 1992, even though the Middle Atlantic area of the United States has been experiencing an economic recession. If the recession were to continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases at the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases at the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then-existing market value.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES, &
BTR REALTY, INC. & SUBSIDIARIES (PREDECESSOR COMPANY)
Financial Statements:
   Independent auditors' report ......................22

   Consolidated Balance Sheets -
     as of December 31, 1993 and 1992 ................23

   Consolidated Statements of Operations - For the
     Periods ended December 31, 1993 and September 10,
     1993 and for the Years ended December 31, 1992 and
     1991.............................................24

   Consolidated Statements of Shareholders' Equity  -
     For the Periods ended December 31, 1993 and
     September 10, 1993 and for the Years ended
     December 31, 1992 and 1991.......................25

   Consolidated Statements of Cash Flows  - For the
     Periods ended December 31, 1993 and September 10,
     1993 and for the Years ended December 31,
     1992 and 1991 ...................................26

   Notes to Consolidated Financial Statements ........28

Exhibits, Financial Statement Schedules, and Reports on Form 8-K are included in Part IV - Item 14.

Schedules:

     Schedule II - Amounts receivable from
       related parties ...............................40
     Schedule XI - Real Estate and Accumulated
       Depreciation ..................................41

                        INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders
Mid-Atlantic Realty Trust :

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and BTR Realty, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for the periods ended December 31, 1993 and September 10, 1993 and for each of the years ended December 31, 1992 and 1991. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and BTR Realty, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the periods ended December 31, 1993 and September 10, 1993 and for each of the years ended December 31, 1992 and 1991, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                          KPMG PEAT MARWICK

Baltimore, Maryland
February 25, 1994

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

                     Consolidated Balance Sheets

                                    Mid-Atlantic    ||          BTR
                                    Realty Trust    ||      Realty, Inc.
                                   & Subsidiaries   ||     & Subsidiaries
                                        As of       ||          As of
                                     December 31,   ||       December 31,
                                        1993        ||          1992
                                                    ||
ASSETS                                              ||
Properties:                                         ||
 Operating properties                               ||
   (Notes C and D)............$       127,713,850   ||        133,592,936
 Development operations                             ||
   (NoteE)....................          2,128,434   ||          2,380,790
 Property held for                                  ||
   development or sale .......          9,169,232   ||          9,451,195
                                      -----------   ||        -----------
                                      139,011,516   ||        145,424,921
                                                    ||
 Cash and cash equivalents ....           687,108   ||             98,582
 Notes and accounts                                 ||
   receivable - tenants                             ||
   and other (Note F)..........         2,357,791   ||          4,231,958
 Due from joint venture                             ||
   partners                             1,701,708   ||          1,523,924
 Prepaid expenses and deposits.           403,075   ||            477,016
 Refundable income taxes ......            24,045   ||             18,034
 Net assets of properties to                        ||
   be sold (Note G) ...........           449,219   ||               -
 Deferred financing costs                           ||
   (Note H) ...................         3,928,590   ||          1,437,698
                                      -----------   ||        -----------
                               $      148,563,052   ||        153,212,133
                                      ===========   ||        ===========
                                                    ||
LIABILITIES AND SHAREHOLDERS' EQUITY                ||
Liabilities:                                        ||
 Notes payable (Note I).......$         2,800,000   ||          3,829,454
 Accounts payable and accrued                       ||
   expenses (Note J)..........          4,377,411   ||          2,151,303
 Income taxes (Note L):                             ||
   Currently payable - state .             19,581   ||              4,594
   Deferred ..................               -      ||            460,570
 Construction loans payable ..               -      ||         37,831,945
 Mortgages payable (Note D) ..         53,694,372   ||        107,507,233
 Convertible subordinated                           ||
   debentures (Note K)........         60,000,000   ||               -
 Deferred income .............            133,468   ||            129,078
 Minority interest in                               ||
   consolidated joint ventures            250,432   ||            114,426
                                      -----------   ||        -----------
                                      121,275,264   ||        152,028,603
                                                    ||
Commitments (Notes M & O)                           ||
Shareholders' Equity (Note N):                      ||
 Preferred shares of beneficial                     ||
  interest, $.01 par value, authorized              ||
  2,000,000 shares in 1993, issued                  ||
  and outstanding, none .....                -      ||               -
 Common shares of beneficial                        ||
  interest and stock, $.01 par value,               ||
  authorized 100,000,000 and 50,000,000             ||
  shares, issued and outstanding,                   ||
  6,291,407, and 8,503,916 shares,                  ||
  respectively ..............               62,914  ||             85,039
 Additional paid-in capital .           42,602,505  ||          9,078,718
 Accumulated deficit ........          (15,377,631) ||         (7,980,227)
                                       ------------ ||        ------------
                                        27,287,788  ||          1,183,530
                                       ------------ ||        ------------
                              $        148,563,052  ||        153,212,133
                                       ============ ||        ============

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                    Consolidated Statements of Operations

                    Mid-Atlantic   || BTR Realty, Inc.
                    Realty Trust   ||  January 1, to     BTR Realty, Inc.
                   September 11 to ||  September 10, Years Ended December 31,
                  December 31, 1993||     1993          1992         1991
                                   ||
REVENUES:                          ||
 Rentals ............  $6,061,175  ||   14,620,418   20,217,251   18,930,636
 Sales of residential              ||
  property ..........        -     ||    1,032,000    1,120,750    2,173,200
 Gain on properties held           ||
  for sale, net .....        -     ||       31,501      281,511      717,292
 Other (Note P) .....     515,509  ||      228,292    1,035,621      958,684
                        ---------  ||   ----------   ----------   ----------
                        6,576,684  ||   15,912,211   22,655,133   22,779,812
                        ---------  ||   ----------   ----------   ----------
COSTS AND EXPENSES:                ||
 Interest ...........   3,076,060  ||    9,278,198   14,032,352   14,440,828
 Depreciation and                  ||
  amortization of property         ||
  and improvements ..   1,502,449  ||    3,233,530    4,778,432    4,415,796
 Operating ..........   1,104,193  ||    2,649,341    3,985,439    3,788,862
 Cost of residential               ||
  property sold .....        -     ||    1,008,475    1,067,806    1,943,345
 General and                       ||
  administrative ....     300,625  ||    1,053,295    1,223,319    1,926,335
 Unrecoverable                     ||
  development costs          -     ||    1,278,817      262,147    1,455,106
                        ---------  ||   ----------   ----------   ----------
                        5,983,327  ||   18,501,656   25,349,495   27,970,272
                        ---------  ||   ----------   ----------   ----------
EARNINGS (LOSS) FROM               ||
 OPERATIONS BEFORE                 ||
 MINORITY INTEREST ..     593,357  ||   (2,589,445)   (2,694,362) (5,190,460)
Minority interest                  ||
 (expense) benefit ..    (125,883) ||      124,129       156,460     314,880
                        ---------- ||   -----------   ----------- ----------
EARNINGS (LOSS) FROM               ||
 OPERATIONS .........     467,474  ||   (2,465,316)   (2,537,902) (4,875,580)
Gain on Fire Damage                ||
 (Note F) ...........        -     ||         -        1,340,000        -
(Loss) gain on sales of            ||
 operating properties        -     ||         -          (47,573)    114,934
                        ---------- ||   -----------   ----------- ----------
EARNINGS (LOSS) BEFORE INCOME      ||
 TAXES, CUMULATIVE EFFECT OF       ||
 CHANGE IN ACCOUNTING PRINCIPLE    ||
 & EXTRAORDINARY ITEM     467,474  ||   (2,465,316)   (1,245,475) (4,760,646)
Income tax benefit,                ||
 net (Note L) .......        -     ||      408,210       126,518      72,000
                        ---------- ||   -----------   ----------- ----------
EARNINGS (LOSS) BEFORE             ||
 CUMULATIVE EFFECT OF              ||
 CHANGE IN ACCOUNTING              ||
 PRINCIPLE AND                     ||
 EXTRAORDINARY ITEM .     467,474  ||   (2,057,106)   (1,118,957) (4,688,646)
Cumulative effect at               ||
 January 1, 1992                   ||
 of change in accounting           ||
 for income taxes ...         -    ||         -        1,286,000        -
                        ---------- ||   -----------   ----------- -----------
EARNINGS (LOSS) BEFORE             ||
 EXTRAORDINARY ITEM .     467,474  ||   (2,057,106)      167,043  (4,688,646)
Extraordinary item -               ||
 Loss on early                     ||
 extinguishment                    ||
 of debt ............        -     ||     (548,323)         -           -
                        ---------- ||   -----------   ----------- -----------
NET EARNINGS (LOSS) .    $467,474  ||   (2,605,429)      167,043  (4,688,646)
                        ========== ||   ===========   =========== ===========
                                   ||
Earnings (loss) per share          ||
 before cumulative effect          ||
 of change in accounting           ||
 principle and extraordinary       ||
 item ...............       $0.07  ||        (0.24)        (0.13)     (0.55)
Cumulative effect of change        ||
 in accounting principle      -    ||          -            0.15        -
                        ---------- ||   -----------   ----------- ----------
Earnings (loss) per                ||
 share before extraordinary        ||
 item ................       0.07  ||        (0.24)         0.02      (0.55)
Extraordinary item -               ||
 early extinguishment              ||
 of debt .............        -    ||        (0.06)          -          -
                        ---------- ||   -----------   ----------- ----------
Net earnings (loss)                ||
 per share ...........      $0.07  ||        (0.30)         0.02      (0.55)
                        ========== ||   ===========   =========== ==========
       See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
            Consolidated Statements of Shareholders' Equity
              Years ended December 31, 1993, 1992 and 1991

                                                     Retained
                                     Additional      Earnings       Total
                    Common    Par      Paid-in     (Accumulated Shareholders'
                    Shares   Value     Capital        Deficit)     Equity

BTR REALTY, INC.
BALANCE,
 January 1, 1991   8,552,501 $85,525  $9,130,587   ($3,364,909)   $5,851,203

Net loss                -       -           -       (4,688,646)   (4,688,646)
Acquisition of
 outstanding stock   (48,585)   (486)    (51,869)      (93,715)     (146,070)
                   ---------- ------- -----------  ------------   -----------
BALANCE,
 December 31, 1991 8,503,916  85,039   9,078,718    (8,147,270)    1,016,487

Net earnings            -       -           -          167,043       167,043
                   ---------- ------- -----------  ------------   -----------

BALANCE,
 December 31, 1992 8,503,916  85,039   9,078,718    (7,980,227)    1,183,530

Stock issued through
 the exercise of
 options pursuant to
 the BTR stock
 compensation plan    78,286     783     224,475          -          225,258
Stock canceled for
 repayment of a note
 receivable from a
 former employee     (56,554)   (566)   (176,485)         -         (177,051)
Dividend Paid -
 $.58 per share         -       -           -       (4,944,879)   (4,944,879)
Net loss                -       -           -       (2,605,429)   (2,605,429)
                    --------- -------  ----------   -----------   -----------

BALANCE,
 September 10, 1993 8,525,648  85,256   9,126,708  (15,530,535)   (6,318,571)
                    ========= =======  ==========  ============   ===========

MID-ATLANTIC REALTY TRUST

Conversion of 3 shares
 of BTR for 1 share of
 MART              (5,683,765)(56,837)     56,837         -             -
 Acquisition of
  Fractional Shares      (476)     (5)     (5,024)        -           (5,029)
Initial sale of
 Common Shares of
 Beneficial
 Interest           3,450,000  34,500  33,423,984         -       33,458,484
Dividend Paid -
 $.05 per share          -       -           -        (314,570)     (314,570)
Net Earnings             -       -           -         467,474       467,474

BALANCE,
 December 31, 1993  6,291,407 $62,914 $42,602,505 ($15,377,631)  $27,287,788
                   ========== ======= =========== =============  ============


           See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

                   Consolidated Statements of Cash Flows


                     Mid-Atlantic  || BTR Realty, Inc.
                     Realty Trust  ||   January 1, to      BTR Realty, Inc.
                  September 11 to  ||  September 10, Years Ended December 31,
                  December 31, 1993||       1993          1992        1991
                                   ||
Cash flows from                    ||
 operating activities:             ||
  Net earnings (loss)  $467,474    ||    (2,605,429)    167,043   (4,688,646)
  Adjustments to reconcile         ||
   net earnings (loss)             ||
   to net cash provided            ||
   by (used in) operating          ||
   activities:                     ||
    Cumulative effect of           ||
    change in accounting           ||
    principle ........     -       ||          -     (1,286,000)        -
    Gain on sales of               ||
     residential properties        ||
     and properties held           ||
     for sale, net ...     -       ||       (7,976)    (334,455)    (947,147)
    Gain on fire damage of         ||
     operating property    -       ||         -      (1,340,000)        -
    Depreciation and               ||
     amortization ....1,502,449    ||    3,233,530    4,778,432    4,415,796
    Unrecoverable                  ||
     development costs     -       ||    1,278,817      262,147    1,455,106
    Loss (gain) on sales           ||
     of operating                  ||
     properties ......     -       ||         -          47,573     (114,934)
    Loss on early                  ||
     extinguishment                ||
     of debt -                     ||
     capitalized .....     -       ||      273,308         -            -
    Deferred income                ||
     taxes benefit ...     -       ||     (460,570)    (118,000)    (180,000)
    Minority interest              ||
     in earnings (loss),           ||
     net .............  125,883    ||     (124,129)    (156,460)    (314,880)
    Stock compensation             ||
     plan accrual ....     -       ||         -        (268,900)        -
     Changes in operating          ||
     assets and liabilities:       ||
       Decrease in operating       ||
      assets .........  108,480    ||      555,067      869,252    1,138,960
    (Decrease) increase            ||
      in deferred rental           ||
      income ..........(974,173)   ||      974,173         -            -
    Increase (decrease)            ||
      in operating                 ||
      liabilities ....2,249,233    ||    1,012,844   (1,371,494)  (1,725,320)
                      ----------   ||   ----------   -----------  -----------
        Total                      ||
         Adjustments .3,011,872    ||    6,735,064    1,082,095    3,727,581
                      ---------    ||   ----------   -----------  -----------
        NET CASH PROVIDED BY       ||
         (USED  IN) OPERATING      ||
         ACTIVITIES   3,479,346    ||    4,129,635    1,249,138     (961,065)
                      ----------   ||   ----------   -----------  -----------
                                   ||
Cash flows from                    ||
 investing activities:             ||
    Additions to                   ||
     properties .... (6,173,532)   ||   (1,379,710)  (2,967,398)  (7,429,787)
    Proceeds from sales            ||
     of properties         -       ||    1,646,748    4,796,907    8,073,241
    Purchases of                   ||
     investments....       -       ||         -         (21,753)     (32,042)
    Transfer or sale of            ||
     investments....       -       ||         -         625,921         -
     Distributions from            ||
     unconsolidated                ||
     joint ventures        -       ||         -            -          69,021
    (Payments to)                  ||
     receipts from                 ||
     minority partners,            ||
     net ...........   (213,756)   ||      170,224      147,839     (618,421)
                     -----------   ||    ----------   ----------   ----------
        NET CASH (USED IN)         ||
         PROVIDED BY               ||
         INVESTING                 ||
         ACTIVITIES  (6,387,288)   ||      437,262    2,581,516       62,012
                     -----------   ||    ----------   ----------   ----------

                                                (CONTINUED)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

            Consolidated Statements of Cash Flows  (Continued)

                     Mid-Atlantic  ||  BTR Realty, Inc.
                     Realty Trust  ||   January 1, to     BTR Realty, Inc.
                   September 11 to ||  September 10, Years Ended December 31,
                  December 31, 1993||      1993           1992        1991
                                   ||
Cash flows from                    ||
 financing activities:             ||
  Proceeds from                    ||
   construction                    ||
   loans payable ..$       -       ||         -        1,087,244   5,024,448
  Payments on                      ||
   construction                    ||
   loans payable ..        -       ||  (37,831,945)   (2,332,591) (3,554,714)
  Proceeds from                    ||
   mortgages payable       -       ||    2,682,600     1,076,444   7,450,000
  Principal payments               ||
   on mortgages                    ||
   payable  .......  (3,143,953)   ||  (46,709,513)   (2,446,767) (3,069,169)
  Proceeds from                    ||
   notes payable ..   3,100,000    ||   90,832,649     7,044,500   6,358,793
  Principal payments               ||
   on notes payable (87,486,651)   ||   (7,475,452)   (8,285,036)(10,762,154)
  Proceeds from sale               ||
   of convertible                  ||
   debentures .....  60,000,000    ||         -             -           -
  Additions to deferred            ||
   finance costs -                 ||
   debentures......  (3,063,274)   ||         -             -           -
  Additions to deferred            ||
   finance costs -                 ||
   other...........    (171,954)   ||      (45,149)      (33,807)   (361,316)
  Net proceeds from                ||
   sale of common                  ||
   shares .........  33,453,455    ||         -             -           -
  Sinking fund payments    -       ||         -          (41,083)    (49,300)
  Acquisition of                   ||
   outstanding                     ||
   stock ..........        -       ||         -             -       (146,070)
  Stock issued -                   ||
   options exercised               ||
   in compensation                 ||
   plan  ..........        -       ||     225,258           -           -
  Stock canceled -                 ||
   employee note                   ||
   payment  .......        -       ||    (177,051)          -           -
  Dividends paid ..    (314,570)   ||  (4,944,879)          -           -
                     -----------   ||  -----------     ----------  ----------
                                   ||
      NET CASH PROVIDED            ||
       BY (USED IN)                ||
       FINANCING                   ||
       ACTIVITIES ..  2,373,053    ||  (3,443,482)    (3,931,096)    890,518
                     -----------   ||  -----------    -----------  ----------
NET (DECREASE)                     ||
 INCREASE IN CASH                  ||
 AND CASH EQUIVALENTS  (534,889)   ||   1,123,415       (100,442)     (8,535)
CASH AND CASH                      ||
 EQUIVALENTS,                      ||
 beginning of period  1,221,997    ||      98,582        199,024     207,559
                     -----------   ||  -----------    -----------  ----------
                                   ||
CASH AND CASH                      ||
 EQUIVALENTS,                      ||
 end of period .....   $687,108    ||   1,221,997         98,582     199,024
                      ===========  ||  ===========    ===========  ==========
                                   ||
Supplemental disclosures of        ||
 cash flow information:            ||
Cash paid for:                     ||
 Interest (net of                  ||
  amount capitalized)$3,053,863    ||   9,218,811     14,009,774  15,016,592
 Income taxes ......     20,560    ||      16,813         48,588      52,284
                     ===========   ||  ===========    =========== ===========

Supplemental schedule of noncash investing and financing activities:

  At December 31, 1993, MART recorded an asset on the balance sheet, Net assets of properties to be sold (Note G) of $449,219. The reclassification of the assets and liabilities consisted of the following; a decrease in operating properties of $6,505,807, a decrease in operating assets of $304,377, a decrease in deferred financing costs of $323,449, a decrease in operating liabilities of $42,419, and a decrease in mortgages payable of $6,641,995

  On September 10, 1993, BTR reported a loss on an early extinguishment of debt of $548,323. The loss included prepayment penalties and loan fee expenses amounting to $275,015, and a reduction of net amortized financing costs capitalized as costs of the related operating properties of $273,308.

  In August, 1993, Mr. Vernon Kalkman, former Officer of BTR surrendered 56,544 shares of BTR stock as full repayment of his note receivable.

  In December, 1992, BTR reported a gain on sale of property that had fire damage. The effect of the $1,340,000 gain increased operating assets by the insurance recovery expected of $1,826,000 and decreased operating properties by $486,000. The decrease in operating assets ended September 10, 1993 includes a partial collection of the insurance recovery of $1,328,000.

  In 1991, BTR reduced its basis in property held by a limited partnership through a $100,000 reduction in notes payable from an early extinguishment of debt and the minority partners agreement to a $201,000 reduction in their interest in the partnership.

        See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1993, 1992, 1991

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Mid-Atlantic Realty Trust "the Company" was incorporated on June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. The Company is the successor to the operations of BTR Realty, Inc. (the predecessor to the company), "BTR". The Consolidated Financial Statements of BTR Realty, Inc. are presented for comparative purposes.

   Principles of Consolidation

   The consolidated financial statements include all wholly-owned subsidiaries and majority-owned partnerships. Investments in unconsolidated joint ventures are carried on the equity method. All significant intercompany balances and transactions have been eliminated.

   Recognition Of Revenue From Property Sales

   The sale of residential property and the gain (loss) on properties held for sale are recorded upon settlement. Properties held for sale are primarily outparcels of operating properties or undeveloped commercial land.

   Net Earnings (Loss) Per Share

   Earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalent shares outstanding during each year. The effect on earnings per share assuming conversion of the convertible subordinated debentures would be anti-dilutive.

   Capitalization Policy and Net Realizable Value

   Acquisition costs, interest and other carrying costs, as well as construction and start-up costs of commercial property are capitalized and charged to related undeveloped land, construction in progress or deferred costs. In addition, costs incurred in the financing and leasing of shopping centers and other commercial properties are deferred until the project is completed and are then amortized over the term of the related mortgage or lease. Management ceases to capitalize or defer these costs when the carrying value equals the net realizable value of the property or costs are unlikely to be recoverable. Net realizable value is determined primarily by the application of the principles of valuation of operating properties. The basis for determining the value of operating properties is the lower of historical cost or the net realizable value. The net realizable value of operating properties is based on the present value of each property's anticipated net cash flow, before debt service payments, over a period of ten years. Anticipated net cash flow is based upon an analysis of the history and future of the property, existing and prospective tenant leases, occupancy rates, and estimated operating expenses. The discount factor used to arrive at the present value of the anticipated net cash flow of each property and the reversion rate applied to the anticipated net cash flow at the period are based on the risk associated with the property as well as the prevailing discount rates at the end of the reporting period. Risk variations reflect differences in quality, age, location and market conditions of each property.

   Properties

   Operating properties and property held for development or sale are carried at the lower of cost or, where appropriate, an amount not to exceed estimated net realizable value. Depreciation of buildings and leaseholds is provided using the straight-line method over the estimated useful lives or lease terms of the properties. Improvements for tenants are amortized on a straight-line basis over the terms of the related tenant leases. Expenditures for normal maintenance and repairs are charged against income as incurred. Lease termination payments for major tenants are reported as other income on the statements of operations, in the period when the termination agreement was executed.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Income Taxes

   The Company has elected to qualify, and intends to continue to qualify as a real estate investment trust, "REIT", pursuant to the Internal Revenue Code Sections 856 through 860, as amended. In general, under such Code provisions a trust which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes.

   In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   Under the asset and liability method required by Statement 109, deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled, except that deferred tax assets for tax loss or credit carryforwards are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence, including tax planning strategies and other factors. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Effective January 1, 1992, BTR adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of operations for 1992. The Company continues to apply the standard which did not have a material effect on the period September 11 through December 31, 1993.

   BTR applied the deferred method for reporting income taxes under APB Opinion 11 in 1991 and prior years. Deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

   Cash and Cash Equivalents

   All highly liquid unrestricted investments with original maturities of three months or less are considered cash equivalents for purposes of the statements of cash flows.


B. PUBLIC OFFERINGS

   On September 11, 1993, the Company completed a public offering of 3,450,000 common shares of beneficial interest at $10.50 per share and $60,000,000 in convertible subordinated debentures at 7.625%. Net proceeds from these offerings totaled approximately $90,390,000.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C.  OPERATING PROPERTIES

   Operating properties consist of the following:
                                               December 31,
                                             1993         1992
         Land                            $15,781,566   17,665,380
         Land improvements                19,819,368   19,977,711
         Buildings                        95,771,668   97,835,233
         Improvements for tenants          5,280,554    4,234,319
         Development costs on
           completed projects             16,739,579   16,805,415
         Furniture, fixtures and
           equipment                       2,177,423    2,083,740
         Deferred lease costs              4,794,044    4,159,795
                                        ------------  -----------
                                         160,364,202  162,761,593
         Less accumulated depreciation
           and amortization               32,650,352   29,168,657
                                        ------------  -----------
                                        $127,713,850  133,592,936
                                        ============  ===========

D. PROPERTIES AND RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION AND ENCUMBRANCES

   A summary of all of the Company's properties and related encumbrances at December 31, 1993 follows:

                                                                 Accumulated
                                             Cost of             Depreciation
                                  Initial  Subsequent    Total      and
Classification Encumbrances Cost Improvements Cost Amortization Shopping centers $53,132,475 104,340,758 16,379,812 120,720,570 25,262,637
Bowling centers            -      4,429,661     64,383   4,494,044  1,899,818
Office  buildings     3,216,702  26,415,163  2,402,109  28,817,272  3,824,094
Other rental properties    -      4,782,560    858,814   5,641,374  1,261,020
Other property             -        690,942       -        690,942    402,783
                    ---------------------------------------------------------
Operating properties 56,349,177 140,659,084 19,705,118 160,364,202 32,650,352
Development operations     -      2,128,434       -      2,128,434       -
Property held for
  development or sale      -      9,169,232       -      9,169,232       -
                    ---------------------------------------------------------
                    $56,349,177 151,956,750 19,705,118 171,661,868 32,650,352
                    =========================================================

   Mortgages payable aggregating $56,349,177 at December 31, 1993 bear interest at 7% to 11.75% and mature in installments through 2003. Eliminated from mortgages payable on the consolidated balance sheet at December 31, 1993 is a mortgage payable owed by Southdale Limited Partnership, (MART has a 50% interest in the partnership and includes the total partnership in consolidation), to Southdale Mortgage Inc., a wholly-owned subsidiary of Mid-Atlantic Realty Trust in the amount of $2,654,805. Aggregate annual principal payments applicable to mortgages payable for the five years subsequent to December 31, 1993 are:

                  1994  $   544,000
                  1995    9,819,000
                  1996    5,876,000
                  1997    5,283,000
                  1998   14,090,000
                        ===========

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  DEVELOPMENT OPERATIONS
    Development operations consist of the following:

                                            December 31,
                                         1993        1992
    Construction in progress          1,749,886    1,614,696
    Pre-construction costs              378,548      766,094
                                      ---------    ---------
                                      2,128,434    2,380,790
                                      =========    =========

      Development operations are transferred to operating property costs when a project is completed, at which time depreciation and amortization commences.

F.  NOTES AND ACCOUNTS RECEIVABLE

       Included in notes and accounts receivable at December 31, 1993 are significant concentrations of amounts due from tenants in two primary geographical areas: the mid-Atlantic region of the United States and Arizona. Although improved for 1993 and 1992, the economic condition of the Arizona real estate market has been weak as evidenced by increased vacancies in the BTR's projects, particularly in the Phoenix market. The mid-Atlantic region also experienced an overall economic slowdown, but generally not as severe as that in Arizona. The Company's accounts receivable at December 31, 1993 included $1,184,000 and $378,000 due from tenants in the mid-Atlantic region and Arizona, respectively. Management believes adequate provision has been made for the Company's credit risk for all receivables.

       Included in notes and accounts receivable at December 31, 1992 is an estimate of $1,826,000, which represented the insurance recovery expected as a result of fire damage to the operating property at Rolling Road in Baltimore, Maryland in December, 1992. The Company collected $1,328,163 in 1993, $407,736 in February, 1994 and expects to collect the balance of $90,101 and finish the repairs to the center.

G.  NET ASSETS OF PROPERTIES TO BE SOLD
       Net assets of properties to be sold consists of net assets and liabilities (only liabilities assumed by the purchasers) of an operating property, Orchard Landing, under contract for sale at December 31, 1993. MART sold its partnership interest in this property on February 1, 1994 for $7.2 million. The property was part of a divestiture plan to facilitate the merger of BTR and MART. On September 10, 1993 BTR decided to sell this property and discontinue reporting operating results in its consolidated statement of operations. The amount of losses from the discontinued segment was de-minimus.

       The remaining assets and liabilities reported on the balance sheet at December 31, 1993 consists of:

       Operating property                 $6,505,807
       Cash                                  268,879
       Accounts receivable                    10,404
       Prepaid expenses and deposits          25,094
       Deferred financing costs              323,449
          Total assets                     7,133,633
                                          ----------
       Tenant accounts payable                42,419
       Mortgage payable                    6,641,995
                                          ----------
         Total liabilities
           (assumed by purchaser)          6,684,414
                                          ----------
         Net assets                         $449,219
                                          ==========

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.  DEFERRED FINANCING COSTS
                                                        As of December 31,
    Deferred financing costs consist of the following:    1993        1992
    Deferred costs related to the debentures            3,063,274       -
    Deferred costs of new line of credit                  171,584       -
    Deferred financing costs capitalized related
      to operating properties                           1,720,827  2,928,603
                                                        ---------  ---------
                                                        4,955,685  2,928,603
    Less accumulated amortization                      (1,027,095)(1,490,905)
                                                        ---------  ---------
  Deferred financing costs                              3,928,590  1,437,698
                                                        =========  =========

I.  NOTES PAYABLE
    Notes payable consist of the following:              As of December 31,
                                                           1993       1992
           Line of credit                               2,800,000  3,650,000
           Notes payable, bearing interest at 11%            -       179,454
                                                        ---------  ---------
                                                        2,800,000  3,829,454
                                                        =========  =========

    At December 31, 1993, the Company has an agreement with its primary bank for a $25,000,000 secured line of credit which expires in December, 1996. This agreement replaced a $10,000,000 secured line of credit previously held with the same bank. Availability under the new agreement is determined by the amount of collateral provided. At December 31, 1993, $25,000,000 was fully collateralized. The line bears interest at the prime rate. However, the Company has the option to fix the rate at LIBOR plus 1.125% under certain circumstances. A stand-by fee is required by the bank for any unused portion of the line. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth, and other requirements, among which is the requirement that the Company maintain its status as a REIT, and obtain bank consent for the addition of material recourse debt.

    At December 31, 1993, the unused line of credit available to the Company, net of outstanding letters of credit, was $21,833,130. The maximum level of borrowings under both lines of credit was $4,633,130, $4,663,000 and $10,021,000 in 1993, 1992 and 1991, respectively. The average amounts of borrowings were approximately $1,888,000, $3,566,000, and $5,446,000, with weighted average interest approximating 5.6%, 6.3% and 8.7%, in 1993, 1992 and 1991, respectively.

    Aggregate annual principal maturities of notes payable subsequent to December 31, 1993 are as follows:
                1994     $         -
                1995               -
                1996          2,800,000
                              =========

J.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    Accounts payable and accrued expenses consist of the following:
                                            December 31,
                                          1993       1992
    Trade accounts payable             1,289,204    529,985
    Retainage on construction
      in progress                        146,774     66,848
    Accrued debenture interest expense 1,394,435       -
    Accrued expenses                   1,546,998  1,554,470
                                       ---------  ---------
                                       4,377,411  2,151,303
                                       =========  =========

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.  CONVERTIBLE SUBORDINATED DEBENTURES

    Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September, 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. As of December 31, 1993 no debentures have been converted. Costs associated with the issuance of the debentures were approximately $3,063,000 and are being amortized through 2003. The debentures are redeemable by the Company at any time on or after September 15, 1996, or at any time for certain reasons intended to protect the Company's REIT status, at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

L. INCOME TAXES

    As discussed in Note A, the Company plans to maintain its status as a REIT, and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. In general terms, under such Code provisions a trust or corporation which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its taxable income will not be subject to Federal income tax to the extent of the income which it distributes.

    A REIT will generally not be subject to federal income taxation for the portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. At December 31, 1993, the income tax basis of the Company's assets was approximately $131,000,000 and liablities was approximately $ 121,000,000.

    The income taxes benefit, net, in BTR, for the period January 1, 1993 through September 10, 1993 includes a currently payable income tax expense of $52,360, offset by a deferred income tax benefit of $460,570, including the balance of deferred income taxes payable of $466,570 in BTR which was recognized as an income tax benefit. It was determined by BTR that it was more likely than not that there would be no payment in the future of any deferred tax temporary differences due to the expected merger with the Company. This was in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" adopted by BTR as of January 1, 1992.

    As discussed, BTR adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1992. The cumulative effect at January 1, 1992 of this change in accounting for income taxes was to increase net earnings for 1992 by $1,286,000 or $.15 per share. The effect of the change in 1992, excluding the change in accounting principle, was not material.

    The benefit for income taxes consists of the following:

                           Jan. 1, 1993 thru   Years ended December 31,
                           September 10, 1993      1992        1991
Current taxes:   Federal            -                -           -
                 State            52,360           (8,518)    108,000
                                --------------------------------------
                                  52,360           (8,518)    108,000
                                --------------------------------------
Deferred:        Federal         118,430         (265,000)   (193,000)
                 State          (579,000)         147,000      13,000
                                --------------------------------------
                                (460,570)        (118,000)   (180,000)
                                --------------------------------------
                                (408,210)        (126,518)    (72,000)
                                ======================================

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. INCOME TAXES - Continued

The net deferred tax obligation at December 31, 1992 consisted of total deferred tax assets and total deferred tax liabilities of approximately $6,048,000 and $6,509,000, respectively. The tax effects of temporary differences between the financial reporting basis and income tax basis of assets and liabilities that are included in the net deferred tax obligation at December 31, 1992 relate to the following:

Differences related to depreciation
 and amortization of income
 producing assets                        $3,997,611
Differences related to the treatment
 of construction period carrying costs    1,218,797
Deferred gains on property exchanges      1,292,701
                                         ----------
 Total gross deferred tax liability       6,509,109

Effect of Federal net operating
 loss carryforwards                       4,523,724
Effect of property reserves               2,098,554
Effect of State net operating
 loss carryforwards                         559,959
Other                                       145,520
                                         ----------
  Total gross deferred tax asset          7,327,757
Less: valuation allowance                (1,279,218)
                                         ----------
  Net deferred tax asset                  6,048,539
                                         ----------
  Net deferred tax liability               $460,570
                                         ==========
    The valuation allowance for deferred tax assets as of January 1, 1992 was $1,117,000. The net change in the total valuation allowance for the year ended December 31, 1992 was an increase of approximately $162,000.

    Deferred taxes arise from recognizing revenue and expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each in 1991 were as follows:

                                 Year ended December 31,
                                         1991

   Depreciation                        $459,000
   Rents and fees received in
      advance                           (75,000)
   Utilization of net operating
      loss carryforwards               (757,000)
   Valuation reserves and
      write-downs of properties         226,000
   Gain on sale                         (33,000)
                                       ---------
                                      ($180,000)
                                       =========

       At December 31, 1992, BTR had a Federal tax loss carryforward of $13,305,000 and a State tax loss carryforward of $18,112,000 available to offset future taxable income, both of which expire in 2007. For financial reporting purposes in 1991, BTR recognized a $193,000 benefit relating to a net operating loss carryforward by the reversal of previously provided deferred income taxes.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.  COMMITMENTS

    Lease Commitments
     Minimum rental commitments for operating land leases as of
       December 31, 1993 are as follows:
                  1994                      $219,000
                  1995                       220,000
                  1996                       222,000
                  1997                       222,000
                  1998                       222,000
            Thereafter                     5,130,000
                                           ---------
                                          $6,235,000

    Certain of the leases contain renewal or purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $176,000 in 1993 and $164,000 in 1992 and 1991.

N.  SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLAN

    (1) Preferred Shares

    At its inception on September 11, 1993, Mid-Atlantic Realty Trust authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1993, none of these shares were issued and outstanding.

    (2) Stock Compensation Plan

    Under the Executive Stock Compensation Plan, certain officers had been awarded shares of BTR's stock to be issued at a rate of 20% of the shares awarded for each year of continued employment. A charge was made to general and administrative expense at the time of such awards. In 1988, the unissued shares of stock awarded to two officers were converted to non-qualified stock options and the officers were awarded options to purchase 15,566 additional shares under the agreements which were valued based on the market price of the stock at the award date ($6.875 per share).

       No stock awards were made during 1993, 1992, or 1991. At December 31, 1992, 78,286 shares, including 68,686 shares under the non-qualified stock
agreements, had been awarded to the officers but remained unissued.   During
1992, BTR adjusted the recorded value of the awarded but unissued shares to reflect the downward movement in the market value of the BTR's stock from the measurement date of the awards, resulting in a reduction of general and
administrative expenses of approximately $269,000.   In 1993, the 78,286
remaining shares were exercised and issued prior to the merger on September 11,1993. For the period January 1, 1993 through September 10, 1993, BTR recorded general and administrative expenses of approximately $49,000 representing the increase in recorded value of the awarded shares of BTR stock.

    (3) Acquisition of Outstanding Shares

    In 1993, BTR retired 56,544 shares of BTR stock held as collateral for a note receivable from a former officer of the Company.

    In 1991, BTR retired 43,585 shares of BTR stock held as collateral for a note receivable from a former officer of the Company.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


O.  LEASES

    The Company owns shopping centers and other commercial property which are leased, generally on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancellable operating leases are as follows:

                 1994                   $19,082,555
                 1995                    17,469,551
                 1996                    15,676,447
                 1997                    13,232,933
                 1998                    10,772,498
           Thereafter                    68,249,559
                                        ===========

    The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,259,000 in 1993, $1,235,000 in 1992 and $1,215,000 in 1991.

P.  OTHER INCOME

    Other income consists of the following:
                               MART            BTR Realty, Inc.
                          Sep. 11 thru  Jan. 1, thru  Year ended December 31,
                          Dec. 31, 1993  Sep. 10, 1993     1992      1991

   Interest and dividends     266,141        93,312       262,069   328,890
   Miscellaneous              249,368       134,980       439,285   527,794
   Sale of development rights    -             -          334,267      -
   Fees                          -             -             -      102,000
                             ----------------------------------------------
                              515,509       228,292     1,035,621   958,684
                             ==============================================

Q.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107) requires the Company to disclose estimated fair values for certain on- and off-balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 1993.

    (1) Cash and Cash Equivalents

     The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

    (2) Notes Payable

     The carrying amount for the line of credit approximates fair value due to its adjustable interest rate.

    (3) Mortgages Payable

     The fair value of mortgages payable was based on the discounted value of contractual cash flows. The discount rate for mortgages payable was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of mortgages payable at December 31, 1993 was $53,694,372 and $58,071,000 respectively, and at December 31, 1992 was $107,507,233 and $110,158,000, respectively.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

    (4) Convertible Subordinated Debentures

     The fair value of convertible subordinated debentures was based on the discounted value of contractual cash flows. The discount rate for convertible subordinated debentures was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of convertible subordinated debentures at December 31, 1993 was $60,000,000 and $58,522,000
     respectively.

R.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The unaudited combined quarterly results of operations for MART and BTR for 1993 are summarized as follows:

                                             Quarter ended
                           >--1/1/93(BTR)-9/10/93---<>9/11/93-(MART)12/31/93<
1993                       March 31,   June 30,   September 30,  December 31,
Revenues                  $5,267,903  5,710,208     6,024,780     5,486,004

(Loss) earnings before
  extraordinary item       ($383,355)(1,154,053)     (481,077)      428,853
Extraordinary item - early
  extinguishment of debt        -          -         (548,323)         -
                           -------------------------------------------------
Net (loss) earnings        ($383,355)(1,154,053)   (1,029,400)      428,853

(Loss) earnings  per share
  before extraordinary item   ($0.05)     (0.13)        (0.05)         0.06
Extraordinary item - early
  extinguishment of debt        -          -            (0.06)         -
                            -------------------------------------------------
Net (loss) earnings per share ($0.05)     (0.13)        (0.11)         0.06
                            =================================================

    The unaudited quarterly results of operations for BTR for 1992 are summarized as follows:

                                        Quarter ended
1992                        March 31,   June 30,   September 30, December 31,
Revenues                   $5,610,868  6,322,668     5,273,951    5,447,646

(Loss) earnings before
  cumulative effect of
  change in accounting
  principle                 ($228,424)  (403,228)   (1,170,589)     683,284
Cumulative effect of change
  in accounting principle   1,286,000       -             -            -
                            -------------------------------------------------
Net earnings (loss)        $1,057,576   (403,228)   (1,170,589)     683,284
                            =================================================
(Loss) earnings per share
  before cumulative effect
  of change in accounting
  principle                    ($0.03)     (0.04)        (0.14)        0.08
Cumulative effect of change in
  accounting principle           0.15       -             -            -
                            -------------------------------------------------
Net earnings (loss) per share   $0.12      (0.04)        (0.14)        0.08
                            =================================================
    Quarterly results are influenced by a number of factors including timing of settlements of property sales, completion of operating projects, write-offs of unrecoverable development costs, the deferred tax provision and the gain on fire damage of an operating property.

ITEM  9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

PART III

ITEM 10
Directors and Executive Officers of the Registrant

  The information with respect to the identity and business experience of the directors of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of directors at the 1993 annual meeting of stockholders, is incorporated herein by reference.

   The Executive Officers of MART are as follows:
                                    Position and
       Name                    Age  Business Experience

       LeRoy E. Hoffberger      68  Chairman of the Board of MART since
                                    September, 1993.Director of BTR from 1963 to September 1993.President of CPC, Inc.,
                                    President and Director of Keystone Realty
                                    Co., Vice President and director of MP
                                    Commercial Inc., Director of the
                                    following public mutual funds - New York
                                    Venture Fund, Venture Income (+) Plus,
                                    Venture Muni (+) Plus, and the Retirement
                                    Planning Funds of America. President and director of the Hoffberger Foundation,
                                    Vice President and director of Hoffberger
                                    Family Fund

       F. Patrick Hughes         46 President and CEO of MART since 1993.
                                    President of BTR from November, 1990
                                    to September, 1993. Senior Vice President
                                    BTR from May, 1989 to November, 1990.
                                    Vice President, Controller and Secretary of BTR for more than five years.

       Paul F. Robinson          40 Vice President of MART since September,
                                    1993. Vice President of BTR from May,
                                    1992 to September, 1993. Secretary and
                                    General Counsel of MART since September,
                                    1993. Secretary and General Counsel of
                                    BTR from May 1989 to September, 1993;
                                    General Counsel since August, 1985.

       Eugene T. Grady           45 Treasurer of MART since September, 1993.
                                    Treasurer of BTR since May, 1989.

       Paul G. Bollinger         34 Controller of MART since September, 1993.
                                    Controller of BTR since June, 1992.
                                    Assistant Treasurer & Assistant Secretary since May, 1992 Principal Financial Officer of Financial Associates of Maryland, (BTR Related Residential development partnership), for more than five years

   Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Directors of the Company or until his successor is duly elected and qualified.

ITEM 11  Executive Compensation

   The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1994 annual meeting of stockholders.

ITEM 12
   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1994 annual meeting of stockholders.

ITEM 13
    Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1994 annual meeting of stockholders.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements
         The following financial statements of Mid-Atlantic Realty Trust and
          Subsidiaries and BTR Realty, Inc. (Predecessor Company) are
          included in Part II Item 8:
              Independent auditors' report
              Consolidated balance
                sheets at December 31, 1993 and 1992
              Consolidated statements of operations for
                the periods ended December 31, 1993 and September 10,
                1993 and the years ended December 31, 1992 and 1991
              Consolidated statements of shareholders' equity
                for the periods ended December 31, 1993 and September 10,
                1993 and for the years ended December 31, 1992 and 1991
              Consolidated statements of cash flows for
                the periods ended December 31, 1993 and September 10,
                1993 and the years ended December 31, 1992 and 1991
              Notes to consolidated financial statements
         (a) 2. Financial Statement Schedules
                Schedule II - Amounts receivable from related parties
                Schedule XI - Real estate and accumulated
                  depreciation and amortization
         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
         (a)   3.   Exhibits
         Exhibit No.
            3.  Articles of Incorporation and by-laws.
                   None.
            4.  Instrument Defining the Right of Shareholders.
                   None.
            9.  Voting Trust Agreement.
                   None.
           11.  Computations of net earnings per common share.
                  See Summary of Significant Accounting Policies under Notes to Financial Statements appearing on page 27 of this report.
           12.  Statement re:  computation of ratios.
                  Not applicable.
           13.  Annual Report to Shareholders.
                  Not applicable.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           18.  Letter regarding change in accounting principles.
                  Not applicable.
           19.  Previously unfiled documents.
                  Not applicable.
           22.  List of subsidiaries of registrant.
                 (Filed herewith)
           23. Published report regarding matters submitted to vote of security holders.
                  Not applicable.
           24.  Consents of experts and counsel.
                  Not applicable.
           25.  Power of Attorney.
                  Not applicable.
           28.  Additional exhibits.
                  Not applicable.

          (b)   Reports on Form 8-K.
                   None.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES & BTR REALTY, INC. (PREDECESSOR COMPANY)

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES

                            Balance at                           Balance at
                           beginning of                            end of
Name of Officer   Year        period      Additions   Deductions   period

                  1993
Vernon D. Kalkman (1)        $173,154        3,897     (177,051)       -
                            -------------------------------------------------
                             $173,154        3,897     (177,051)       -
                           --------------------------------------------------
                  1992
Vernon D. Kalkman (1)        $150,000       23,154         -        173,154
                            -------------------------------------------------
                             $150,000       23,154         -        173,154
                            -------------------------------------------------
                  1991
Vernon D. Kalkman (2)        $158,547         -           (8,547)   150,000
Joel F. Smith     (3)         137,312         -         (137,312)      -
                            -------------------------------------------------
                             $295,859         -         (145,859)   150,000
                            -------------------------------------------------

     The notes were due upon demand, at the discretion of BTR, and were collateralized by BTR stock held by the related parties. Interest at the lower of 12% or the prime rate charged by BTR's bank is payable quarterly.

   (1) Accrued interest was added to principal per agreement.
       In August, 1993, Mr. Vernon Kalkman surrendered 56,544 shares of BTR stock as repayment of his note receivable.
   (2) Effective January, 1992, Mr. Vernon Kalkman was no longer an officer of BTR
   (3) Effective November, 1990, Mr. Joel Smith was no longer an officer of BTR and in July, 1991, surrendered 43,585 shares of BTR stock as repayment of his note receivable.

Schedule XI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                            Cost  capitalized
                                                               subsequent
Year ended                         Initial cost to Company   to acquisition
December 31, 1993
                                             Buildings and
Description        Encumbrances     Land      Improvements    Improvements
Shopping Centers
Harford Mall        $19,943,224     158,085     6,751,096      11,797,420
Smoketown Plaza            -        516,312    10,095,077         619,852
Park Sedona                -      2,376,739     8,595,646         135,582
Colonie Plaza         5,546,573   1,137,567     7,755,095         565,348
Columbia Plaza        5,000,000     999,739     6,887,711       1,363,013
Spotsylvania Crossing      -      1,544,314     6,600,616         264,735
Skyline Village       5,621,679     555,295     6,240,003         912,148
Page Plaza                 -        464,375     5,777,369          65,907
Plaza Del Rio              -      1,291,324     3,938,734         335,929
Sudley Town Plaza          -        789,881     3,736,837         445,031
Burke Town Plaza      7,320,357        -        2,936,134       1,681,563
Rosedale Plaza        1,938,670   1,024,712     3,217,926         299,037
Wilkens Avenue        5,107,167        -        3,601,891         337,367
Timonium Shopping Ctr      -           -        4,031,809            -
York Road Plaza            -      1,243,860     2,102,575         170,369
Patriots Plaza  (A)   2,654,805        -        1,709,846         381,239
McRay Plaza                -      1,182,596     2,565,290         241,422
Rolling Road Plaza  (B)    -        338,791     1,632,268         680,417
Union Hills Plaza          -        274,920       679,863         133,557
Dobson-Guadalupe           -         69,146       791,347          83,581
Chandler Plaza             -        160,671       565,298          60,063
                      ----------------------------------------------------
                      53,132,475 14,128,327    90,212,431      20,573,580
Office Buildings
Gateway II                 -        364,982    12,376,977         676,191
Gateway I                  -         82,396     8,271,751       1,030,033
Patriots Plaza             -           -        1,522,943         296,859
Wilkens Office II     1,964,295        -        1,644,370         138,403
Wilkens Office I      1,252,407        -        1,383,102         218,897
Wilkens Office III         -           -          768,642          41,726
                     -----------------------------------------------------
                      3,216,702     447,378    25,967,785       2,402,109
Bowling Centers
Freestate                  -        695,979     2,453,618          22,793
Waldorf                    -        243,139       579,161           5,690
Clinton                    -           -          457,764          35,900
                     ------------------------------------------------------
                           -        939,118     3,490,543          64,383




                                                    (Continued)

Schedule XI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                 Cost capitalized subsequent    Amount at which carried
Year ended              to acquisition             at close of period
December 31, 1993
                      Carrying Costs       Land   Buildings and    Total
Description         Land   Improvements           Improvements
Shopping Centers
Harford Mall                             158,085   18,548,516   18,706,601
Smoketown Plaza                          516,312   10,714,929   11,231,241
Park Sedona      (309,000) (1,095,141) 2,067,739    7,636,087    9,703,826
Colonie Plaza                          1,137,567    8,320,443    9,458,010
Columbia Plaza                           999,739    8,250,724    9,250,463
Spotsylvania Crossing                  1,544,314    6,865,351    8,409,665
Skyline Village                          555,295    7,152,151    7,707,446
Page Plaza                               464,375    5,843,276    6,307,651
Plaza Del Rio                          1,291,324    4,274,663    5,565,987
Sudley Town Plaza                        789,881    4,181,868    4,971,749
Burke Town Plaza                            -       4,617,697    4,617,697
Rosedale Plaza                         1,024,712    3,516,963    4,541,675
Wilkens Avenue   475,481                 475,481    3,939,258    4,414,739
Timonium Shopping Ctr                       -       4,031,809    4,031,809
York Road Plaza                        1,243,860    2,272,944    3,516,804
Patriots Plaza  (A)                         -       2,091,085    2,091,085
McRay Plaza     (679,840)  (1,397,337)   502,756    1,409,375    1,912,131
Rolling Road Plaza  (B)      (837,931)   338,791    1,474,754    1,813,545
Union Hills Plaza                        274,920      813,420    1,088,340
Dobson-Guadalupe                          69,146      874,928      944,074
Chandler Plaza   (86,450)    (263,550)    74,221      361,881      436,032
                ----------------------------------------------------------
                (599,809)  (3,593,959)13,528,518  107,192,052  120,720,570

Office Buildings
Gateway II                               364,982   13,053,168   13,418,150
Gateway I                                 82,396    9,301,784    9,384,180
Patriots Plaza                              -       1,819,802    1,819,802
Wilkens Office II                           -       1,782,773    1,782,773
Wilkens Office I                            -       1,601,999    1,601,999
Wilkens Office III                          -         810,368      810,368
                ----------------------------------------------------------
                    -            -       447,378   28,369,894   28,817,272
Bowling Centers
Freestate                                695,979    2,476,411    3,172,390
Waldorf                                  243,139      584,851      827,990
Clinton                                     -         493,664      493,664
                -----------------------------------------------------------
                    -            -       939,118    3,554,926    4,494,044



                                                    (Continued)

Schedule XI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                                                             Life on which
Year ended                                                   depreciation on
December 31, 1993                                             latest income
                      Accumulated     Date of       Date      statement is
Description           Depreciation  Construction  Acquired     computed
Shopping Centers
Harford Mall           8,580,258       12/73                    5-50 yrs.
Smoketown Plaza        1,951,169        4/87                    5-50 yrs.
Park Sedona              614,318       11/90                    5-50 yrs.
Colonie Plaza          1,501,771       12/87                    5-50 yrs.
Columbia Plaza         1,292,521        6/88                    5-50 yrs.
Spotsylvania Crossing  1,368,283        5/87                    5-50 yrs.
Skyline Village        1,180,079        5/88                    5-50 yrs.
Page Plaza               380,875        8/91                    5-50 yrs.
Plaza Del Rio            458,379        2/89                    5-50 yrs.
Sudley Town Plaza      1,048,491        7/84                    5-50 yrs.
Burke Town Plaza       1,610,000     7/79-7/82                  5-50 yrs.
Rosedale Plaza           357,392                     10/89      5-50 yrs.
Wilkens Avenue         1,194,914        5/81                    5-50 yrs.
Timonium Shopping Ctr     18,604                     10/93      5-50 yrs.
York Road Plaza        1,235,205                     11/85      5-50 yrs.
Patriots Plaza  (A)      675,081        6/84                    5-50 yrs.
McRay Plaza              186,773        6/89                    5-50 yrs.
Rolling Road Plaza  (B)  893,744        6/73                    5-50 yrs.
Union Hills Plaza        285,769       11/83                    5-50 yrs.
Dobson-Guadalupe         266,043        9/85                    5-50 yrs.
Chandler Plaza           162,965        3/84                    5-50 yrs.
                  --------------
                      25,262,637
Office Buildings
Gateway II               910,293        7/89                    5-50 yrs.
Gateway I              1,652,605        4/87                    5-50 yrs.
Patriots Plaza           467,157        8/85                    5-50 yrs.
Wilkens Office II        308,338        1/87                    5-50 yrs.
Wilkens Office I         422,809        1/85                    5-50 yrs.
Wilkens Office III        62,892        1/91                    5-50 yrs.
                -----------------
                       3,824,094
Bowling Centers
Freestate              1,472,636        3/78                    5-50 yrs.
Waldorf                  195,521        3/79                    5-50 yrs.
Clinton                  231,661        8/71                    5-50 yrs.
                ------------------
                       1,899,818

Schedule XI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                            Cost capitalized
                                                               subsequent
Year ended                         Initial cost to Company   to acquisition
December 31, 1993
                                             Buildings and
Description        Encumbrances     Land      Improvements    Improvements
(Continued)

Other Rental Properties
Regal Row               -         416,606      2,192,259       208,786
Business Center         -         395,536      1,190,692        15,887
Southwest               -            -           283,039       584,082
Waldorf Firestone       -           9,261        161,543         4,910
Ocean City              -            -           133,624          -
                   ---------------------------------------------------------
                        -         821,403      3,961,157       813,665

Development Operations  -            -         2,128,434          -

Property Held           -       9,169,232           -             -


Other Property          -            -           690,942          -
                   --------------------------------------------------------
                   $56,349,177 25,505,458    126,451,292    23,853,737
                   ========================================================























                                                (Continued)

Schedule XI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                 Cost capitalized subsequent    Amount at which carried
Year ended              to acquisition             at close of period
December 31, 1993
                      Carrying Costs       Land    Buildings and    Total
Description         Land   Improvements            Improvements
(Continued)

Other Rental Properties
Regal Row                                   416,606   2,401,045   2,817,651
Business Center                             395,536   1,206,579   1,602,115
Southwest            45,149                  45,149     867,121     912,270
Waldorf Firestone                             9,261     166,453     175,714
Ocean City                                     -        133,624     133,624
                   ---------------------------------------------------------
                     45,149                 866,552   4,774,822   5,641,374

Development Operations  -        -             -      2,128,434   2,128,434

Property Held           -        -        9,169,232        -      9,169,232


Other Property          -        -             -        690,942     690,942
                   ---------------------------------------------------------
                      (554,660)(3,593,959)24,950,798146,711,070 171,661,868
                   =========================================================





















                                                (Continued)

Schedule XI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                                                             Life on which
Year ended                                                   depreciation on
December 31, 1993                                             latest income
                      Accumulated     Date of       Date      statement is
Description           Depreciation  Construction  Acquired     computed
(Continued)

Other Rental Properties
Regal Row                667,425                     7/84        5-45 yrs.
Business Center           93,724        4/90                     5-50 yrs.
Southwest                399,790        4/68                     5-50 yrs.
Waldorf Firestone         54,426        9/78                     5-50 yrs.
Ocean City                45,655                    12/87        5-50 yrs.
                   -------------
                       1,261,020

Development Operations      -          91-92

Property Held               -        7/73-12/92


Other Property           402,783                  9/82-12/92     3-10 yrs.
                   -------------
                      32,650,352
                   =============


(A) The mortgage payable of $2,654,805 is owed by the owner Southdale LP to Southdale Mortgage Inc., a wholly owned subsidiary of MART.
(B) This property was damaged by fire in December, 1992 producing a net reduction in value of $486,000, which is included in Cost capitalized subsequent to acquisition, Carrying Costs - Improvements, $837,931 was deducted, and Accumulated depreciation was adjusted for $351,931.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
       SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION  - Continued

(1) The changes in total cost of properties for the three years ended December 31, 1993 are as follows:
                                             Years ended December 31,
                                        1993           1992          1991
Balance beginning of year           $174,593,579   177,052,733   178,683,687
Additions during year:
  Acquisitions                         4,076,958       285,234       366,987
  Improvements                         5,308,235     2,199,913     1,769,286
  Development operations               1,448,303       571,759     5,765,501
                                   ------------------------------------------
                                      10,833,496     3,056,906     7,901,774
Deductions during year:
  Write-downs to
   net realizable value (2)(a)        (1,318,314)     (742,147)     (350,000)
  Cost of real estate sold            (1,637,772)   (4,655,851)   (7,395,337)
  Transfers (4)                       (9,416,190)      (33,807)     (361,316)
  Retirements and disposals           (1,392,931)      (84,255)   (1,426,075)
                                   ------------------------------------------
                                     (13,765,207)   (5,516,060)   (9,532,728)
                                   ------------------------------------------
Balance end of year                 $171,661,868   174,593,579   177,052,733
                                   ==========================================
(2) Write-downs to net realizable value are reported in the statement of operations as follows:

BTR Realty, Inc.            January 1 thru      Years ended December 31,
                            Sep. 10, 1993           1992       1991
Gain on Fire Damage
      (Note F)                 $     -            486,000        -
Under Costs and Expenses:
Unrecoverable development costs 1,278,817         256,147     350,000
                              ----------------------------------------
                               $1,278,817         742,147     350,000

     (a) In the period 1/1/93 thru 9/10/93 BTR reduced total cost of properties by $1,318,314 and reduced related accumulated depreciation by $39,497 resulting in a net write-down of $1,278,817.

(3) The changes in accumulated depreciation for the three years ended December 31, 1993 are as follows:

                                          Years ended December 31,
                                     1993          1992            1991
 Balance beginning of year      ($29,168,658)   (24,909,903)    (20,960,303)
 Depreciation and amortization    (4,735,979)    (4,778,432)     (4,415,796)
 Transfers (4)                        96,041        290,378         254,042
 Retirements and disposals         1,158,244        229,299         212,154
                                --------------------------------------------
 Balance end of year            ($32,650,352)   (29,168,658)    (24,909,903)
(4) Transfers include assets originally in operating properties reclassified on the balance sheet to the following:

                                           Years ended December 31,
                                      1993           1992           1991
Total Cost
  Net assets of properties
    to be sold                   ($7,030,232)         -               -
  Deferred financing costs        (2,385,958)      (33,807)       (361,316)
  Accounts Payable                      -             -               -
                                 ------------------------------------------
                                  (9,416,190)      (33,807)       (361,316)
Accumulated Depreciation
   Net assets of properties
     to be sold                     $524,425          -               -
   Deferred financing costs:
   - Reclassification of asset      (765,192)         -               -
   - Reclassification of
      amortization                   336,808       290,378         254,042
                                 ------------------------------------------
                                     $96,041       290,378         254,042
                                 ------------------------------------------
    Net transfers                ($9,320,149)      256,571        (107,274)
                                 ==========================================
(5) The aggregate basis of properties for Federal income tax purposes is approximately $123,000,000 at December 31, 1993.
(6)  See Item 2 for geographic location of properties.
(7)  Freestate includes 4 bowling centers in Florida and Illinois.

   EXHIBIT 22.  PARENT AND SUBSIDIARIES OF REGISTRANT

  The subsidiaries of MART are listed below. All are engaged in the ownership and/or development of commercial or residential real estate in the United States. All are included in the consolidated financial statements filed as part of this Annual Report.



                                         State of
                                       Incorporation
Name                                   or Formation         Interest
CORPORATIONS:

Albany Development, Inc.                 Maryland             100%
BTR Arkor, Inc.                          Maryland             100%
BTR Atlanta Daycare, Inc.                Maryland             100%
BTR Business Center, Inc.                Maryland             100%
BTR Chandler, Inc.                       Maryland             100%
BTR Delmar, Inc.                         Maryland             100%
BTR East Greenbush, Inc.                 Maryland             100%
BTR Fallston, Inc.                       Maryland             100%
BTR Fallston Corner, Inc.                Maryland             100%
BTR Fallston Management, Inc.            Maryland             100%
BTR Financial, Inc.                      Maryland             100%
BTR Free State Bowls, Inc.               Maryland             100%
BTR Gateway, Inc.                        Maryland             100%
BTR Hillside, Inc.                       Maryland             100%
BTR Holdings, Inc.
  (Formerly Diamond Alley, Inc.)         Maryland             100%
BTR Ironfield, Inc.                      Maryland             100%
BTR Manassas, Inc.                       Maryland             100%
BTR Marigot, Inc.                        Maryland             100%
BTR Marina, Inc.                         Maryland             100%
BTR McClintock, Inc.                     Maryland             100%
BTR New Ridge, Inc.                      Maryland             100%
BTR Northwood Properties, Inc.           Maryland             100%
BTR Odenton Properties, Inc.             Maryland             100%
BTR Park Sedona, Inc.                    Maryland             100%
BTR Ray Road, Inc.                       Maryland             100%
BTR Real Estate Enterprises, Inc.        Maryland             100%
BTR Rockburn, Inc.                       Maryland             100%
BTR Salisbury, Inc.                      Maryland             100%
BTR Southdale, Inc.                      Maryland             100%
BTR Union Hills, Inc.                    Maryland             100%
BTR Waldorf Development Corporation      Maryland             100%
BTR Waldorf Tire, Inc.                   Maryland             100%
BTR Yuma, Inc.                           Maryland             100%


                                            (Continued)

                                      State of
Name                                Incorporation
CORPORATIONS:                        or Formation           Interest


Burke Town Plaza, Inc.                 Maryland               100%
Burlington Commerce Park, Inc.         Maryland               100%
Christiansburg Plaza, Inc.             Maryland               100%
Clinton Development Company, Inc.      Maryland               100%
Cobleskill Plaza, Inc.                 Maryland               100%
Colonie Plaza, Inc.                    Maryland               100%
Columbia Plaza, Inc.                   Maryland               100%
Commonwealth Plaza, Inc.               Maryland               100%
Concourse Realty Management, Inc.      Maryland               100%
Cypress Square, Inc.                   Maryland               100%
Davis Ford Properties, Inc.            Maryland               100%
Essanwy, Inc.                          Maryland               100%
Fredericksburg Plaza, Inc.             Maryland               100%
Greenbush Residential, Inc.            Maryland               100%
Greencastle Plaza, Inc.                Maryland               100%
Hampstead Plaza, Inc.                  Maryland               100%
Harrisonburg Plaza, Inc.               Maryland               100%
Kingsbrook Funding, Inc.               Maryland               100%
Kingston Crossing, Inc.                Maryland               100%
Lynchburg Plaza, Inc.                  Maryland               100%
Madison Plaza, Inc.                    Maryland               100%
Millers Plaza, Inc.                    Maryland               100%
New Town Village, Inc.                 Maryland               100%
North East Station, Inc.               Maryland               100%
Orchard Landing Apartments, Inc.       Maryland               100%
Orchard Landing Limited, Inc.          Maryland               100%
Page Plaza Associates, Inc.            Maryland               100%
Park Sedona, Inc.                      Maryland               100%
Parkway Pond, Inc.                     Maryland               100%
Ridgewood Funding, Inc.                Maryland               100%
Rolling Road Plaza, Inc.               Maryland               100%
Rosedale Partners, Inc.                Maryland               100%
Rosedale Plaza, Inc.                   Maryland               100%
Route 642 Properties, Inc.             Maryland               100%
Saugerties Plaza, Inc.                 Maryland               100%
Scotia Crossing, Inc.                  Maryland               100%
Senate Properties, Inc.                Maryland               100%
Southdale Mortgage Inc.                Maryland               100%
Southwest Development Properties, Inc. Maryland               100%
Timonium Shopping Center, Inc.         Maryland               100%
Tempe Auto Center, Inc.                Maryland               100%
Wake Plaza, Inc.                       Maryland               100%
Wyaness, Inc.                          Maryland               100%

                                           (Continued)

                                    45
 EXHIBIT 22.  PARENT AND SUBSIDIARIES OF REGISTRANT - (Continued)

  The following are partnerships in which Mid-Atlantic Realty Trust, BTR Realty, Inc. or Financial Associates of Maryland have partnership interests:

                                      State of
                                    Incorporation
Name                                 or Formation       Interest
Arizona & Warner Limited Partnership  Maryland             50%
BBG Joint Venture                     Maryland             60%
BBG Properties Limited Partnership    Maryland             60%
Cypress Square Limited Partnership    Maryland             55%
Fredericksburg Plaza Limited
             Partnership              Maryland             80%
Gateway International Limited
             Partnership              Maryland            100%
Harbour Island Associates             Maryland            100%
Hillside at Seminary Joint Venture    Maryland            100%
Kensington Associates                 Maryland             75%
North Greenbrier Limited Partnership  Maryland            100%
Northwood Limited Partnership         Maryland             67%
Ridgewood Associates                  Maryland            100%
Rockburn Associates                   Maryland            100%
Rosedale Plaza Limited Partnership    Maryland            100%
Route 642 Limited Partnership         Maryland             60%
Scotia Associates Limited Partnership Maryland             50%
Southdale Limited Partnership         Maryland             50%
Union Hills Limited Partnership       Maryland             50%
Wyaness Associates                    Maryland            100%






SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MID-ATLANTIC REALTY TRUST

Date         3/16/94                 /s/s F. Patrick Hughes
                                     F. Patrick Hughes, President

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Date:         3/16/94            /s/s LeRoy E. Hoffberger
                                 LeRoy E. Hoffberger, Chairman

Date:         3/16/94            /s/s F. Patrick Hughes
                                 F. Patrick Hughes, Trustee, Principal
                                            Executive Officer

Date:         3/16/94            /s/s Paul G. Bollinger
                                 Paul G. Bollinger, Controller, Principal
                                            Financial Officer

Date:         3/16/94            /s/s Eugene T. Grady
                                 Eugene T. Grady, Treasurer

Date:
                                 Robert A. Frank, Trustee

Date:         3/16/94            /s/s Marc P. Blum
                                 Marc P. Blum, Trustee

Date:         3/16/94            /s/s M. Ronald Lipman
                                 M. Ronald Lipman, Trustee

Date:         3/18/94            /s/s Stanley J. Moss, Esquire
                                 Stanley J. Moss, Esquire, Trustee

Date:         3/16/94            /s/s Daniel S. Stone
                                 Daniel S. Stone, Trustee

Date:
                                 David F. Benson, Trustee














                              47


                EXHIBIT 24 - ACCOUNTANTS' CONSENT


Board of Trustees
MID-ATLANTIC REALTY TRUST:



    We consent to the incorporation by reference in the registration statement (No. 33-29479) on Form S-8 of our report, dated February 25, 1994 appearing in this annual report on Form 10-K, relating to the consolidated financial statements and schedules of Mid-Atlantic Realty Trust and subsidiaries and BTR Realty, Inc. and subsidiaries as of December 31, 1993 and 1992, and for the periods ended December 31, 1993 and September 10, 1993 and for each of the years ended December 31, 1992, and 1991.











                                  KPMG Peat Marwick






Baltimore, Maryland
March 21, 1994

















                                   48
SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MID-ATLANTIC REALTY TRUST

Date         12/02/94                /s/s F. Patrick Hughes
                                     F. Patrick Hughes, President


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Date:
                                 LeRoy E. Hoffberger, Chairman

Date:         12/02/94            /s/s F. Patrick Hughes
                                 F. Patrick Hughes, Trustee, Principal
                                            Executive Officer

Date:         12/02/94            /s/s Paul G. Bollinger
                                 Paul G. Bollinger, Controller, Principal
                                            Financial Officer

Date:
                                 Eugene T. Grady, Treasurer

Date:
                                 Robert A. Frank, Trustee

Date:
                                 Marc P. Blum, Trustee

Date:
                                 M. Ronald Lipman, Trustee

Date:
                                 Stanley J. Moss, Esquire, Trustee

Date:
                                 Daniel S. Stone, Trustee

Date:
                                 David F. Benson, Trustee