Form 10-Q/A
period 1994-09-30
MID ATLANTIC REALTY TRUST
filed 1994-12-30
CIK 909298

                                 FORM 10-Q/A

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      12/30/94                     By  /s/ F. Patrick Hughes
                                             F. Patrick Hughes
                                             President
                                             Principal Executive Officer



Date      12/30/94                     By  /s/ Paul G. Bollinger
                                             Paul G. Bollinger
                                             Controller
                                             Principal Financial Officer