Form 10-K
period 1994-12-31
MID ATLANTIC REALTY TRUST
filed 1995-03-17
CIK 909298

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1994
        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ___________________  to _________________

Commission file Number             1-12286

        Mid-Atlantic Realty Trust
(Exact name of registrant as specified in its charter)

         Maryland                                            52-1832411
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

1306 Concourse Drive, Suite 200 - Linthicum, Maryland            21090
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (410) 684-2000

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

                                         X    Yes        No


  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

    As of February 16, 1995, 6,291,407 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $8.125 closing price on that date) held by non-affiliates was approximately $51,118,000.

                    Documents Incorporated by Reference

    The definitive proxy statement with respect to the 1995 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

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

   The Company's financial strategy is to continue to refocus the portfolio through the selective acquisition of retail properties utilizing (1) proceeds from divestitures, (2) issuance of equity or debt securities, when appropriate, and (3) arranging bank or other borrowings for short term needs. The Company intends to maintain the conservative ratio of secured debt to total estimated property value below 50%.

    The Company has an equity interest in twenty two operating shopping centers, sixteen of which are wholly-owned by the Company, and six others in which the Company has an interest ranging from 50% to 80%, as well as other commercial properties. The operating properties have a gross leasable area of approximately 3,022,000 square feet, of which approximately 94% was leased at December 31, 1994. Total gross leasable area includes 2,786,000 square feet of established operating properties, of which approximately 97% was leased at December 31, 1994 and approximately 236,000 square feet of a shopping center acquired in October, 1993, currently under redevelopment, of which 64% was leased at December 31, 1994. Of these properties, approximately 83% of the gross leasable area is in the states of Maryland, New York and Virginia, 11% in Arizona and 6% in other states. The Company also owns one land parcel being developed into a shopping center and has 8 undeveloped parcels of commercial and residential zoned land totaling approximately 173 acres and varying in size from 3 to 56 acres.

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

    The Company has 45 full time employees and believes that its relationship with its employees is good.

ITEM 2

PROPERTIES

   The following schedule describes the Company's commercial and residential properties as of December 31, 1994:

I.   SHOPPING CENTERS
A.   In Operation (1)
   Percentage of Type of land  Area in Leasable Percentage Principal
  Lease
     ownership    ownership     acres square feet leased    tenants
expirations
Name and Location

Harford Mall           100% Fee(2) 38.0  557,000(3) 99%    Hecht's,
1995-2008
U.S. Route 1                                            Montgomery Ward,
Bel Air                                                    Woolworth

Patriots Plaza         50% Long-term 6.1  39,000    92%     Denny's,
1995-2005
Ritchie Highway          of lease (4)                      Dunkin Donuts
Anne Arundel County  Partnership

Rolling Road Plaza     100% Fee   6.5     63,000   100%     Fair Lanes,
1995-2009
Rolling Road                                                Firestone
Baltimore County

Rosedale Plaza         100% Fee   9.2     73,000   86%      Valu Food,
1995-1999                                                   Rite Aid
Chesaco and Weyburn Avenue
Baltimore County

Shoppes at Easton      100% Fee  13.9    113,000   99%      Giant Food,
1997-2024
Route 50                                                    Fashion Bug
Easton

Wilkens Beltway Plaza  75%  Fee   7.1     65,000   100%     Giant Food,
1995-2014
Wilkens Avenue      of Partnership                       Provident Bank,
Baltimore County                                            Radio Shack,
                                                         Carrollton Bank

York Road Plaza        100% Fee   7.5     52,000   100%     Giant Food,
1995-2000
York Road                                                   Firestone
Baltimore County

VIRGINIA PROPERTIES:
Burke Town Plaza       100% Long-term 12.6 114,000 100%      Safeway,
1995-2002
Old Keene Mill Road          lease(5)                        CVS Drugs
Burke

Skyline Village        100% Fee  14.6    127,000   100%     Sears,
1995-2009
US Route 33                                                 Richfood
Harrisonburg


Smoketown Plaza         60% Fee  27.0    176,000    98%    Shoppers Food
1995-2011
Davis Ford and    of Partnership                   Warehouse, CVS Drugs,
Smoketown Roads                                 Frank's Nursery & Crafts
Prince William County

Spotsylvania Crossing   80% Fee  11.2    142,000   100%     K-Mart, CVS
1996-2007
Route 3 & Bragg Road  of Partnership                        Drugs
Fredericksburg

A.   In Operation (continued)

   Percentage of Type of land   Area in Leasable Percentage Principal
Lease
     ownership     ownership     acres  square feet leased   tenants
expirations
VIRGINIA PROPERTIES (continued):

Sudley Towne Plaza    100%  Fee   9.6    108,000    96%  Burlington Coat
1995-2009
Route 234 & Sudley Manor Dr.                            Factory, CVS
Manassas                                                Drug Store

ARIZONA PROPERTIES:

Dobson-Guadalupe       100% Fee   3.2     22,000    84%     Nevada Bob's
1995-2001
Shopping Center
Dobson & Guadalupe Roads
Mesa

Fair Lanes Chandler    50%  Fee   1.1     10,000   100%     No principal
  1996
Plaza             of Partnership                        tenants selected
Arizona & Warner Roads
Chandler

Fair Lanes Union       50%  Fee   5.9     17,000    88%     No principal
1995-1999
  Hills Plaza       of Partnership                      tenants selected
Union Hills Drive
Phoenix

Gateway Park           100% Fee  10.5     82,000   98%      Bashas',
1995-2011
Page                                                        Corral West

McRay Plaza            100% Fee   4.9     35,000  100%      Mountainside
1996-2004
McClintock & Ray Roads                                      Fitness
Chandler

Park Sedona            100% Fee  11.4     99,000   99%      Safeway,
1995-2011
Highway 89 A                                          Payless Drug Store
Sedona

Plaza Del Rio          100% Fee  11.8     60,000   100%     Payless Drug
1995-2009
16th Street and Avenue B                                    Store
Yuma

NEW YORK PROPERTIES:
Colonie Plaza          100% Fee  18.7    140,000   98%    Price Chopper,
1995-2010
Central Avenue                                              RX Place,
Colonie                                                     Paper Cutter

Columbia Plaza         100% Fee  16.0    117,000   98%    Price Chopper,
1995-2008
Columbia Turnpike                                           Ben Franklin
East Greenbush

B.   Under Development

MARYLAND PROPERTIES:
Timonium Mall          100% Long-term 12.9 236,000  64%      Caldor,
2001-2011
York & Ridgely Roads        lease (6)                       Circuit City
Timonium

   (1) Shopping centers in operation are subject to mortgage financing aggregating $50,086,463 at December 31, 1994.
   (2) Subject to the following long-term ground leases: (i) 150,000 square feet on 10 acres for Montgomery Ward's department store,
        (ii) 10,200 square feet on one acre for Montgomery Ward's auto accessory store. The Harford Mall property is subject to a mortgage principal balance at December 31, 1994 of $19,821,030. The Harford Mall mortgage has an interest rate of 9.78%, a 30 year amortization, with a 10 year balloon payment of $18,148,848 due at the maturity date of July, 2003. The mortgage's prepayment provision prohibits prepayment until June, 1997, after which the penalty is the greater of 1% of the outstanding principal balance or yield maintenance.
   (3)  Includes 302,000 square feet occupied by department stores.
   (4)  Remaining term of 13 years plus two 10 year options.
   (5)  Remaining term of 37 years plus three 15 year renewal options.
   (6)  Remaining term of 22 years plus five 10 year options.

II.  OFFICE BUILDINGS

A.   In Operation (7)

   Percentage of Type of land   Area in Leasable Percentage Principal
Lease
     ownership     ownership     acres  square feet leased   tenants
expirations

Gateway International I  100% Fee  7.0    84,000    91% Browning Ferris,
1995-2003
Elkridge Landing &                                  Daughters of Charity
Winterson Roads                                     Health System,
Anne Arundel County                                 US Healthcare,
                                                    Tandem Computers

Gateway International II 100% Fee  15.5   119,000   90% Digital Equip.
1995-2004
Elkridge Landing &                                      Corporation,
Winterson Roads                                        Price Waterhouse,
Anne Arundel County                                    MART, AT&T,
                                                       American Express

Patriots Plaza       50%    Long-term 0.5  28,000   24% No principal
1996-2004
Office Building of Partnership lease (8)               tenants selected
Ritchie Highway
Anne Arundel County

Wilkens Beltway Plaza   75%   Fee     3.9   53,000 100% Ryder Truck
1995-2000
Office Park      of Partnership                  Rental Inc., Freestate
Buildings I, II & III                             Health, Prudential
Wilkens Avenue and Maiden Choice Lane             Health System
Baltimore County

III.  OTHER DEVELOPED PROPERTIES

 A.  In Operation
                                                   Leasable Per-
                                                               Principal
Name and  Percentage of Type of land Area in        square centage
Lease
 Location   ownership  ownership  acres Improvements feet leased tenants expirations

MARYLAND PROPERTIES:

The Business Center at 100% Fee   5.4 One-story  27,000 96% No principal
1995-1998
Harford Mall                          Warehouse         tenants selected
Harford County

Clinton Property 100%  Long-term 2.9Bowling Center 29,000 100%Fair Lanes
1995-1996
Prince George's          lease (9)      and Bank
County


Southwest Property 100%  Fee (10)  3.2 One-story  25,000 100% Shell Oil,
1995-1999
Anne Arundel                Office Building, One-story   Carrier/Otis
County                      Warehouse and Gas Station    Potomac Air Gas

Waldorf Property   100%  Fee   3.6 Bowling Center 30,000 100%Fair Lanes,
1997-1998
Waldorf                            and Tire Center           Firestone

ILLINOIS PROPERTIES:
Illinois Properties 100% 2 parcels 5.0  2 Bowling 71,000 100% Fair Lanes
1995-1998
Chicago                  in fee          Centers

TEXAS PROPERTIES:
Regal Center (11)   100%   Fee   6.0 One-story 109,000 93% Berger Allied
1995-1997
Dallas                                 Warehouse


 (7) Office buildings in operation are subject to mortgage financing aggregating $3,164,677 as of December 31, 1994.
 (8) Remaining term of 13 years plus two 10 year options.
 (9) Remaining term of 32 years plus a 45 year renewal option.
(10) Ground Lease was purchased by BTR Realty, Inc. in August, 1993.
(11) Regal Center was sold on February 17, 1995 for $1,800,480, generating a loss on the sale of approximately $370,000.

IV.  DEVELOPMENT OPERATIONS
                                                    Leasable Per-
                                                               Principal
Name and  Percentage of Type of land Area in         square centage
Lease
 Location  ownership   ownership  acres Improvements feet leased tenants
expirations

Owings Mills  100%        Fee     12.5  Neighborhood 125,000 76%  Giant
1998-2020
New Town Village                        Shopping Center           Food
Lakeside Blvd.
Owings Mills

V.   UNDEVELOPED PROPERTIES

                     Percentage of     Type of land   Area in
Name and Location      ownership         ownership      acres  Zoning
MARYLAND PROPERTIES:
Dorsey Property            100%             Fee          19.4 Commercial
Anne Arundel County

Gateway International III  100%             Fee           6.5 Commercial
Anne Arundel County

Harford Property           100%            Fee      3.0 Light Industrial
(Adjacent to Harford Mall)
Harford County

North East Property        100%             Fee         56.0 Commercial/
North East                                                   Residential

Northwood Industrial Park   67%             Fee        24.4  Industrial
Salisbury             of Partnership

Pulaski Property           100%             Fee         3.0  Industrial
Baltimore County

NORTH CAROLINA PROPERTIES:
Burlington Commerce Park(12)100%            Fee        46.8  Commercial
Burlington

Hillsborough Crossing      100%             Fee        13.9  Commercial
Hillsborough


(12)  Lot #10, 1.2 Acres, at Burlington Commerce Park was sold on
      January 6, 1995 for $40,000.

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

            1994                                 High            Low
            First Quarter                       10 3/8          8 1/2
            Second Quarter                       9 3/4          8 7/8
            Third Quarter                        9 1/4          8 1/2
            Fourth Quarter                       9 1/4          7 3/8

            1993                                 High            Low
   September 11 (Inception) - September 30      10 3/4         10 1/4
   Fourth Quarter                                 11             9

    Cash dividends paid to holders of MART's shares during the periods indicated are as follows:

            1994                         Cash Dividend Paid
            First Quarter                      $0.21
            Second Quarter                     $0.21
            Third Quarter                      $0.21
            Fourth Quarter                     $0.22
                     Total 1994                $0.85

            1993                         Cash Dividend Paid
            Fourth Quarter                     $0.05

   On February 14, 1995, MART declared a quarterly cash dividend of $.22 per share payable March 15, 1995 to shareholders of record February 28, 1995.

   The number of holders of record of the MART shares as of February 16, 1995 was 1,292.

ITEM 6

SELECTED FINANCIAL DATA

   The following table sets forth the consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The table consists of the Consolidated Financial Statements of Mid-Atlantic Realty Trust as of December 31, 1994 and December 31, 1993, and for the year ended December 31, 1993 and for the period September 11, 1993 (commencement of operations) through December 31, 1993, and also includes the Consolidated Financial Statements of BTR Realty, Inc. as of December 31, 1992, 1991, 1990 and for the periods January 1, 1993 through September 10, 1993, and for the years ended December 31, 1992, 1991, and 1990. Mid-Atlantic Realty Trust, a Real Estate Investment Trust, was merged with BTR Realty, Inc. on September 11, 1993. The consolidated financial data of BTR, the predecessor company, are presented for comparative purposes.


                                Mid-Atlantic Realty Trust            ||
                       ----------------------------------------------||
                             Year ended        September 11, 1993 to ||
                          December 31, 1994      December 31, 1993   ||
                                                                     ||
Revenues                     $22,848,881              6,576,684      ||
                           ==============           ============     ||
Net Earnings (Loss)                                                  ||
  Before Cumulative                                                  ||
  Effect of Change In                                                ||
  Accounting Principle and                                           ||
  Extraordinary Item          $2,916,286                467,474      ||
Cumulative Effect of Change                                          ||
  In Accounting Principle           -                      -         ||
                           --------------           ------------     ||
Net Earnings (Loss) Before                                           ||
  Extraordinary Item           2,916,286                467,474      ||
Extraordinary Item                  -                      -         ||
                           --------------           ------------     ||
Net Earnings (Loss)           $2,916,286                467,474      ||
                           ==============           ============     ||
                                                                     ||
Net Earnings (Loss) Per                                              ||
  Share Before Cumulative                                            ||
  Effect of Change In                                                ||
  Accounting Principle                                               ||
  and Extraordinary Item           $0.46                   0.07      ||
Cumulative Effect of Change                                          ||
  In Accounting Principle           -                      -         ||
                            -------------           ------------     ||
Net Earnings (Loss) Per                                              ||
  Share Before                                                       ||
  Extraordinary Item               $0.46                   0.07      ||
Extraordinary Item                  -                      -         ||
                            -------------           ------------     ||
Net Earnings (Loss)                                                  ||
  Per Share                        $0.46                   0.07      ||
                            =============           ============     ||
                                                                     ||
Weighted Average Shares                                              ||
  Outstanding,                                                       ||
  Including Common                                                   ||
  Share Equivalents (1)        6,291,407              6,291,407      ||
                            =============           ============     ||
                                                                     ||
Total Assets                $162,842,567            148,563,052      ||
                            =============           ============     ||
Indebtedness:                                                        ||
Total mortgages, convertible                                         ||
  debentures, construction                                           ||
  loans and notes payable   $133,390,553            116,494,372      ||
                            =============           ============     ||
                                                                     ||
Net cash provided by                                                 ||
  (used in) operating                                                ||
  activities                  $7,766,044              3,479,346      ||
                            =============           ============     ||
                                                                     ||
Cash Dividends                                                       ||
Paid Per Share                     $0.85                   0.05      ||
                            =============           ============     ||

                                        BTR Realty, Inc.
                        ------------------------------------------------
                        January 1, 1993
                        to September 10,  Years ended December 31,
                            1993         1992        1991      1990

Revenues                 15,912,211  22,655,133  22,779,812  20,366,006

Net Earnings (Loss)
  Before Cumulative
  Effect of Change In
  Accounting Principle and
  Extraordinary Item     (2,057,106) (1,118,957) (4,688,646) (6,374,172)
Cumulative Effect of Change
  In Accounting Principle      -      1,286,000        -           -
                        ------------------------------------------------
Net Earnings (Loss) Before
  Extraordinary Item     (2,057,106)    167,043  (4,688,646) (6,374,172)
Extraordinary Item         (548,323)       -           -           -
                        ------------------------------------------------
Net Earnings (Loss)      (2,605,429)    167,043  (4,688,646) (6,374,172)
                        ================================================

Net Earnings (Loss) Per Share
  Before Cumulative
  Effect of Change In
  Accounting Principle and
  Extraordinary Item          (0.24)      (0.13)      (0.55)      (0.74)

Cumulative Effect of Change In
  Accounting Principle         -           0.15        -           -
                        ------------------------------------------------
Net Earnings (Loss) Per
  Share Before
  Extraordinary Item          (0.24)       0.02       (0.55)      (0.74)
Extraordinary Item            (0.06)       -           -           -
                        ------------------------------------------------
Net Earnings (Loss)
  Per Share                   (0.30)       0.02       (0.55)      (0.74)
                        ================================================

Weighted Average Shares
   Outstanding,
   Including Common
   Share Equivalents (1)  8,512,718   8,503,916   8,527,036   8,600,395
                        ================================================

Total Assets            147,869,512 153,212,133 159,879,954 166,319,506
                        ================================================

Indebtedness:
Total mortgages,
  convertible
  debentures,
  construction
  loans and notes
  payable               150,666,971 149,168,632 153,024,838 151,677,634
                        ================================================

Net cash provided by
  (used in) operating
  activities              4,129,635   1,249,138    (961,065)  1,091,144
                        ================================================
Cash Dividends
Paid Per Share                 0.58        -           -           0.08
                        ================================================

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


                Summary Pro Forma Financial Data
              In thousands, except per share data

                                      Years ended December 31,
                                       1994               1993     1992
                                      ACTUAL                 PRO FORMA

Revenues                             $22,849             20,777   20,051

Earnings                              $2,916              1,217      494
Earnings per share                     $0.46               0.19     0.08

Funds from operations (FFO)(1):
   Primary                            $6,797              6,034    5,398
   Fully diluted                     $11,400             10,609    9,973

Weighted average number of shares
 outstanding:
   Primary                             6,291              6,291    6,291
   Fully diluted                      12,005             12,005   12,005

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

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The unaudited combined quarterly results of operations for MART for 1994 are summarized as follows:

                                        Quarter ended
1994                   March 31,   June 30,   September 30, December 31,
Revenues              $5,556,016  5,868,272     5,444,666    5,979,927


Net earnings          $  700,334    750,505       317,461    1,147,986
                      =================================================

Net earnings per share     $0.11       0.12          0.05         0.18
                      =================================================


    The unaudited combined quarterly results of operations for MART and BTR for 1993 are summarized as follows:

                                        Quarter ended
                      >--1/1/93(BTR)-9/10/93---<>9/11/93-(MART)12/31/93<
1993                  March 31,   June 30,   September 30,  December 31,
Revenues             $5,267,903  5,710,208     6,024,780     5,486,004

(Loss) earnings before
  extraordinary item  ($383,355)(1,154,053)     (481,077)      428,853
Extraordinary item - early
  extinguishment of debt   -          -         (548,323)         -
                     --------------------------------------------------
Net (loss) earnings   ($383,355)(1,154,053)   (1,029,400)      428,853
                     ==================================================

(Loss) earnings per
  share before
  extraordinary item     ($0.05)     (0.13)        (0.05)         0.06
Extraordinary item - early
  extinguishment of debt   -          -            (0.06)         -
                      -------------------------------------------------
Net (loss) earnings
  per share              ($0.05)     (0.13)        (0.11)         0.06
                      =================================================


    Quarterly results are influenced by a number of factors including timing of settlements of property sales, completion of operating projects, write-offs of unrecoverable development costs, and tax benefits.

ITEM 7

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR
COMPANY)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion compares the Company's operations for the year ended December 31, 1994, with the year ended December 31, 1993, which includes the summation of the Company's and BTR's results of operations. The discussion also compares the operations for the year ended December 31, 1993, which includes the summation of the Company's and BTR's results of operations, with the operations of BTR for the year ended December 31, 1992.

Comparison of 1994 to 1993

   Rental revenues increased by $1,209,000, or 6%, to $21,891,000 for the year ended December 31, 1994 from $20,682,000 for the year ended December 31, 1993. Net increases in occupancy and CPI rental rates resulted in rental increases of approximately $1,125,000. Additionally, two acquisitions, Timonium Mall in October, 1993 and Easton Shoppes in September, 1994, contributed to rental increases of $600,000 and $374,000, respectively. The rental increases were offset by a $732,000 loss of rental attributable to operating properties sold or discontinued in 1993, a $74,000 loss of rental attributable to the redevelopment of York Road Plaza in 1994, and $84,000 in other net rental decreases.

   Sales of residential property decreased by $1,032,000 due to the discontinuation and final sellout of BTR's residential assets in July, 1993.

   Gains on sales of properties held for sale increased by $50,000 to $81,000 in 1994 from $31,000 in 1993 due to higher profit margins on properties sold in 1994.

   Other income increased by $133,000 to $877,000 in 1994 from $744,000 in 1993 primarily as a result of $424,000 in interest income increases from partners' notes receivables added in September, 1993, and increases due to a $166,000 loss included in BTR's other income in September, 1993 related to a provision for losses on notes receivable. The increases were offset by decreases due to a $210,000 decrease in income from a lease termination payment recorded as other income in December, 1993 and $247,000 in net decreases primarily related to higher tenant lease cancellation charges & fees in 1993.

   As a result of the above changes, total revenues increased by $360,000 to $22,849,000 in 1994 from $22,489,000 in 1993.

   Interest expense decreased by $2,011,000 to $10,343,000 in 1994 from $12,354,000 in 1993 primarily due to the payoff in September, 1993 of higher fixed rate mortgage debt which was replaced by the sale of lower interest convertible subordinated debentures and the sale of common shares. Approximately $1,839,000 in interest expense decreases can be attributable to the payoff of mortgage debt and replacement with debentures and common shares. A decrease in interest expense of $409,000 can be attributable to the discontinuation of operations in September, 1993 of a residential operating property sold in February, 1994. Other net decreases of $100,000 in interest expense are generally related to projects terminated in 1993 and principal paydowns. Additionally, the interest expense decreases were offset by increases from the two new acquisitions, Timonium Mall in October, 1993 and Easton Shoppes in September, 1994, which contributed to interest increases of $106,000 and $231,000, respectively.

   Depreciation and amortization increased by $347,000 to $5,083,000 in 1994 from $4,736,000 in 1993, primarily due to the following increases: amortization of debentures sold in September, 1993, $204,000, new acquisitions - Timonium, $99,000, and Easton, $57,000, new tenant improvements Gateway I and II, $64,000, and new redevelopment, Rolling Road Plaza $28,000. The increases were offset by a $111,000 decrease in depreciation expense due to the discontinuation of operations in September, 1993 of a residential property sold in February, 1994.


                                             (Continued)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR
COMPANY)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of 1994 to 1993 - Continued

   Operating expenses decreased by $417,000 to $3,337,000 in 1994 from $3,754,000 in 1993, primarily due to the discontinuation in September, 1993 of a residential operating property sold in February, 1994 which decreased operating expenses by $321,000. In addition, operating expense decreased $117,000 as a result of the sale of certain projects, Harbour Island and Plantation Bowl, which were sold in July, 1993 and January, 1994, respectively. Some operating expense decreases were due to projects with additional occupancy in 1994, which included Columbia Plaza, $68,000, Sedona, $57,000, and McRay, $49,000. Other projects had operating decreases due to various gross expense decreases, such as Burke Town, $43,000 (primarily legal fees decreased) and York Road Plaza $28,000 (primarily real estate taxes decreased). These major decreases in operating expenses were offset by increases in operating expenses primarily related to the new acquisition of Timonium of $173,000 and additional legal fees related to the Smoketown Plaza project of $101,000.

   Cost of residential property sold decreased by $1,008,000 due to the discontinuation of the residential sales in July, 1993.

   General and administrative expenses increased by $397,000 to $1,751,000 in 1994 from $1,354,000 in 1993 due to an increase of
$120,000 in payroll expenses which was due to the adoption, in 1994, of an incentive based compensation plan. In addition, payroll expenses increased by $158,000 primarily due to fewer payroll costs capitalized in 1994. Other increases in general and administrative expenses were related to additional shareholder related costs of $52,000, an increase in 401K Plan expense of $45,000 due to a one time downward expense adjustment in December, 1993, and various other net increases totaling $104,000. The increases were offset by decreases in general and administrative expenses related to lower outside professional fees of $33,000 and a decrease of $49,000 in stock compensation expense.

   Unrecoverable development costs decreased by $1,279,000 due to write-downs in 1993 to net realizable value of two residential properties under contract of sale pursuant to a divestiture plan and the write-down in 1993 to net realizable value of a property held for sale.

   Minority interest expense increased by $539,000 to $541,000 in 1994 from $2,000 in 1993 generally due to higher earnings in minority interest ventures.

   Earnings from operations increased by $3,792,000 to $1,794,000 in 1994 from a loss from operations of $1,998,000 in 1993. At September 10, 1993, BTR recorded an extraordinary loss of $548,000 due to an early extinguishment of debt. A net income tax benefit of $408,000 was recognized by BTR for the period January 1 to September 10, 1993. The 1993 extraordinary item and income tax benefit for the combined year ended December 31, 1993, offset the loss from operations for the period resulting in a $2,138,000 net loss for the combined year ended 1993 for BTR and the Company. For the year ended December 31, 1994, the Company recorded a gain on the sales of operating properties of $1,122,000, and, when combined with the earnings from operations for the period, resulted in net earnings of $2,916,000 for the year ended December 31, 1994.



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

  General and administrative expenses increased by $131,000 to $1,354,000 in 1993 from $1,223,000 in 1992 due to an increase in insurance expense of $35,000 and an increase of $318,000 in stock compensation expense resulting from a $269,000 adjustment to accrued expense in 1992, due to a decrease in the value of BTR stock. The increases were offset by a decrease in professional fees of $36,000, a decrease in net payroll costs of $107,000, a decrease of $50,000 in 401K Plan expenses and changes in other categories.

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

Comparison of 1993 to 1992 - Continued

  Minority interest decreased by $158,000 to an expense of $2,000 in 1993 from a benefit of $156,000 in 1992 generally due to lower losses in minority interest ventures.

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


Cash Flow comparison

  The following discussion compares the statements of cash flows of the Company for the year ended December 31, 1994 with the statements of cash flows for the year ended December 31, 1993, which includes the summation of the Company's and BTR's cash flows. The discussion also compares the statements of cash flows for the year ended December 31, 1993, which includes the summation of the Company's and BTR's cash flows, with the statements of cash flows of BTR for the year ended December 31, 1992.

Cash Flow comparison of 1994 to 1993

  Net cash flow provided by operating activities increased by $157,000, to $7,766,000 for the year ended December 31, 1994 from $7,609,000 for the year ended December 31, 1993. The change in net cash flow provided by operating activities was due primarily to the factors described in the comparison of operating results above. The level of net cash provided by operating activities was also affected by timing in the payment of operating liabilities and the receipt of revenues from rental operations.

  Net cash flow used in investing activities increased by $13,680,000, to $19,630,000 from $5,950,000. The increase was primarily a result of the following: acquisitions and additions to properties which resulted in an increase of $14,644,000 (primarily the Shoppes at Easton acquisition in September, 1994), a decrease in cash flow used in investing activities related to an increase in proceeds from sales of properties of $1,617,000 (primarily due to sales of land held for sale and operating properties in 1994), and an increase of $653,000 related to an increase in payments to minority partners in 1994.

  Net cash flow provided by or used in financing activities increased by $12,591,000, to net cash provided by financing activities of $11,521,000 from net cash used in financing activities of $1,070,000. The increase was primarily three major net cash increases: (1) $18,369,000 in cash increases due to net additions to notes payable primarily in 1994 for the acquisition of the Shoppes at Easton in September, 1994 and the land for the new Owings Mills New Town shopping center under development purchased in December, 1994, (2) net reductions in 1993 in construction loans payable, and mortgages payable of $84,560,000, (3) 1993 additions to deferred debenture costs of $3,063,000. The increases were offset by a decrease in cash flow provided by financing activities resulting from the net cash flow provided by the net proceeds in 1993 from the sale of debentures and common shares of $93,453,000. Other net increases for the period totaled $52,000.

                                             (Continued)

 MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR
COMPANY)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow comparison - Continued

Cash Flow comparison of 1993 to 1992

  Net cash flow provided by operating activities increased by $6,360,000, to $7,609,000 for the year ended December 31, 1993 from $1,249,000 for the year ended December 31, 1992. Net cash flow increased generally due to the following: An increase in operating liabilities of $4,634,000 primarily consisting of $1,394,000 in 1993 accrued interest expense on newly issued debentures (See Note K), an increase of $1,865,000 due to a reduction in deferred income tax liability for 1993 and 1992 (See Note L), and the balance of the increase, $1,375,000, was primarily a decrease in 1992 in accounts payable and accrued expenses primarily due to a reduction in 1992 development activity. Other net cash flow increases of $2,626,000 were due to two non-recurring events in 1992, a cumulative effect of change in accounting principle, and a gain on fire damage of an operating property. Another major increase in net cash flow was due to $1,017,000 in unrecoverable development cost increases (described above). The increases were offset by a decrease in net earnings of $2,305,000 (described above) and other changes in net cash flow.

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

Liquidity and Capital Resources

  Historically, BTR's principal source of capital consisted of acquisition and development loans, with recourse to the borrower, which funded land and construction costs. As development projects were completed, acquisition and development loans were replaced with permanent mortgages which typically bore higher rates of interest but were secured by the project only, with no recourse to the borrower. BTR also utilized bank lines and internal funds for equity in its real estate projects, replacing such sources with permanent financing when rates and terms were deemed favorable. BTR had paid its shareholders a modest dividend, retaining excess cash flows to invest in additional projects. In 1990, the dividend was discontinued and cash flows in excess of operating requirements were used for paying or curtailing outstanding debt, primarily bank lines and construction and acquisition loans. BTR improved its liquidity in September, 1993 with the conversion into MART. The initial public share and debenture offering on September 10, 1993 replaced higher fixed rate mortgage debt with lower interest convertible subordinated debentures and the sale of common shares.

  In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. MART intends to pay these dividends from operating cash flows which have increased due to the reduction in debt service resulting from the repayment of indebtedness with the proceeds of the offering, and from future growth in rental revenues and other sources, such as the leasing of currently vacant space and development of undeveloped parcels. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and will continue to maintain a line of credit of at least $35,000,000 from a commercial bank (See Footnote I).

  The Company anticipates material commitments for capital expenditures to include, in the next two years, the redevelopment or development of five Baltimore area projects at an estimated cost between $14 and $25 million. The Company expects to fund the development projects and other capital expenditures with (i) available net cash flows from operating activities, (ii) if necessary, construction loan financing, (iii) if necessary, long term mortgage financing on unencumbered operating properties, and (iv) if necessary, the use of its $35,000,000 line of credit from a commercial bank (See Footnote I).


                                22           (Continued)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR
COMPANY)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Liquidity and Capital Resources - Continued

  It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 1995 cash requirements, but, expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term liquidity requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. MART anticipates that the cash flow available from operations, together with cash from borrowings, will be sufficient to meet the capital and liquidity needs of MART in both the short and long term.

Changes in Accounting Principles

  Effective April 1, 1994 the Company adopted a new accounting treatment regarding lease cancellation fees received from tenants who want to discontinue their remaining lease term obligations. Prior to April 1, 1994, the lease termination payments for major tenants were recognized as other income in the period when the termination agreement was executed. Under the new treatment, the entire amount of the cancellation or termination fee on the date of the lease termination is deferred and then amortized into income on a straight-line basis over the remaining original lease term as minimum rent. The Company believes that this change is preferable since it provides a better matching of revenues and expenses. During 1994, approximately $687,000 of termination fees were deferred, and $56,000 was amortized.

  Effective January 1, 1995 the Company changed its accounting treatment for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a breakpoint amount of sales for the period according to the lease agreement. During the year ended December 31, 1994 and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method will recognize percentage rent as rental revenues in the period when the actual percentage rent is earned. The Company will begin on January 1, 1995 estimating the percentage rent earned from major tenants and record the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995, was approximately $675,000.

Inflation

  The majority of all of the leases at the shopping center properties contain provisions which may entitle MART to receive percentage rents based on the tenants' gross sales. Such percentage rents ameliorate the risk to MART of the adverse effects of inflation. Percentage rent received by BTR and MART remained stable in the year ended December 31, 1994 compared to the year ended December 31, 1993. If a recession were to begin and continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases at the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases at the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then-existing market value.

Stock Repurchase Plan

  On February 14, 1995 the MART Board of Trustees approved a stock repurchase plan. Under this plan, MART may, from time to time, repurchase shares of its common stock either in the open market or in privately negotiated transactions upon such prices and other terms as the Company deems appropriate. The aggregate number of shares authorized for repurchase will not exceed 5% of the number of shares currently outstanding, or approximately 310,000.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES, &
BTR REALTY, INC. & SUBSIDIARIES (PREDECESSOR COMPANY)
Financial Statements:
   Independent auditors' report ......................25

   Consolidated Balance Sheets -
     as of December 31, 1994 and 1993 ................26

   Consolidated Statements of Operations -
     For the Year ended December 31, 1994 and the
     Periods ended December 31, 1993 and September 10,
     1993 and for the Year ended December 31, 1992 ...27

   Consolidated Statements of Shareholders' Equity  -
     For the Year ended December 31, 1994 and the
     Periods ended December 31, 1993 and
     September 10, 1993 and for the Year ended
     December 31, 1992 ...............................28

   Consolidated Statements of Cash Flows -
     For the Year ended December 31, 1994 and the
     Periods ended December 31, 1993 and September 10,
     1993 and for the Year ended December 31, 1992 ...29

   Notes to Consolidated Financial Statements ........31

Exhibits, Financial Statement Schedule, and Reports on Form 8-K are included in Part IV - Item 14.

Schedule:

     Schedule VI - Real Estate and Accumulated
       Depreciation ..................................42

                        INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders
Mid-Atlantic Realty Trust :

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1994, and the period ended December 31, 1993 and the consolidated statements of operations, shareholders' equity and cash flows of BTR Realty, Inc. and subsidiaries for the period ended September 10, 1993 and for the year ended December 31, 1992. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the year ended December 31, 1994, and for the period ended December 31, 1993 and the results of BTR Realty, Inc. and subsidiaries' operations and their cash flows for the period ended September 10, 1993 and for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note A to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Also, as discussed in note A, the Company changed its method of accounting for lease termination payments in 1994.



                                          KPMG PEAT MARWICK LLP

Baltimore, Maryland
February 16, 1995

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES

                     Consolidated Balance Sheets

                                                  As of
                                               December 31,
                                        1994                  1993

ASSETS
Properties:
 Operating properties
   (Notes C and D)............$       140,062,761           127,713,850
 Development operations
   (Note E)...................          6,354,947             2,128,434
 Property held for
   development or sale .......          8,630,465             9,169,232
                                     -------------         -------------
                                      155,048,173           139,011,516

 Cash and cash equivalents ....           344,522               687,108
 Notes and accounts
   receivable - tenants
   and other (Note F)..........         1,688,194             2,357,791
 Due from joint venture
   partners ...................         1,937,019             1,701,708
 Prepaid expenses and deposits.           402,283               403,075
 Refundable income taxes ......              -                   24,045
 Net assets of properties to
   be sold (Note G) ...........              -                  449,219
 Deferred financing costs
   (Note H) ...................         3,422,376             3,928,590
                                     -------------         -------------
                               $      162,842,567           148,563,052
                                     =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Notes payable (Note I).......$        20,139,413             2,800,000
 Accounts payable and accrued
   expenses (Note J)..........          3,534,277             4,377,411
 Mortgages payable (Note D) ..         53,251,140            53,694,372
 Convertible subordinated
   debentures (Note K)........         60,000,000            60,000,000
 Deferred income .............            730,466               133,468
 Minority interest in
   consolidated joint ventures            330,893               250,432
 Income taxes currently payable -
      state (Note L)..........               -                   19,581
                                     -------------         -------------
                                      137,986,189           121,275,264

Commitments (Notes M & O)
Shareholders' Equity (Note N):
 Preferred shares of beneficial
  interest, $.01 par value, authorized
  2,000,000 shares, issued and
  outstanding, none ..........               -                     -
 Common shares of beneficial
  interest, $.01 par value,
  authorized 100,000,000, issued and
  outstanding, 6,291,407......             62,914               62,914
 Additional paid-in capital ..         42,602,505           42,602,505
 Accumulated deficit .........        (17,809,041)         (15,377,631)
                                     -------------        -------------
                                       24,856,378           27,287,788
                                     -------------        -------------
                             $        162,842,567          148,563,052
                                     =============        =============

See accompanying notes to consolidated financial statements.
                               26
















































MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                    Consolidated Statements of Operations

                  Mid-Atlantic Realty Trust ||   BTR Realty, Inc.
                 Year Ended  September 11 to||January 1 to Year Ended
                December 31,  December 31,  ||September 10, December 31,
                     1994          1993     ||    1993         1992
                                            ||
REVENUES:                                   ||
 Rentals ........$ 21,890,446    6,061,175  || 14,620,418   20,217,251
  Gain on sales of                          ||
   properties held                          ||
   for sale, net       81,313         -     ||     31,501      281,511
  Sales of residential                      ||
   property .....        -            -     ||  1,032,000    1,120,750
  Other (Note P)      877,122      515,509  ||    228,292    1,035,621
                  ------------  ----------- ||------------ ------------
                   22,848,881    6,576,684  || 15,912,211   22,655,133
                  ------------  ----------- ||------------ ------------
COSTS AND EXPENSES:                         ||
 Interest .......  10,342,725    3,076,060  ||  9,278,198   14,032,352
 Depreciation and                           ||
  amortization of property                  ||
  and improvements  5,083,384    1,502,449  ||  3,233,530    4,778,432
 Operating ......   3,336,415    1,104,193  ||  2,649,341    3,985,439
 General and                                ||
  administrative    1,751,101      300,625  ||  1,053,295    1,223,319
 Cost of residential                        ||
  property sold .        -            -     ||  1,008,475    1,067,806
 Unrecoverable                              ||
  development costs      -            -     ||  1,278,817      262,147
                  ------------  ----------- ||------------ ------------
                   20,513,625    5,983,327  || 18,501,656   25,349,495
                  ------------  ----------- ||------------ ------------
EARNINGS (LOSS) FROM                        ||
 OPERATIONS BEFORE                          ||
 MINORITY INTEREST  2,335,256      593,357  || (2,589,445)  (2,694,362)
Minority interest                           ||
 (expense) benefit   (540,744)    (125,883) ||    124,129      156,460
                  ------------  ----------- ||------------ ------------
EARNINGS (LOSS) FROM                        ||
 OPERATIONS .....   1,794,512      467,474  || (2,465,316)  (2,537,902)
Gain on Fire                                ||
 Damage .........        -            -     ||       -       1,340,000
Gain (loss) on                              ||
 sales of operating                         ||
 properties         1,121,774         -     ||       -         (47,573)
                  ------------  ----------- ||------------ ------------
EARNINGS (LOSS) BEFORE INCOME               ||
 TAXES, CUMULATIVE EFFECT OF                ||
 CHANGE IN ACCOUNTING                       ||
 PRINCIPLE & EXTRAORDINARY                  ||
 ITEM               2,916,286      467,474  || (2,465,316)  (1,245,475)
 Income tax benefit,                        ||
  net (Note L) ..        -            -     ||    408,210      126,518
                  ------------  ----------- ||------------ ------------
EARNINGS (LOSS) BEFORE                      ||
 CUMULATIVE EFFECT OF                       ||
 CHANGE IN ACCOUNTING                       ||
 PRINCIPLE AND                              ||
 EXTRAORDINARY                              ||
 ITEM ...........   2,916,286      467,474  || (2,057,106)  (1,118,957)
Cumulative effect                           ||
 of change in accounting                    ||
 for income taxes        -            -     ||       -       1,286,000
                  ------------  ----------- ||------------ ------------
EARNINGS (LOSS)                             ||
 BEFORE EXTRAORDINARY                       ||
 ITEM ...........   2,916,286      467,474  || (2,057,106)     167,043
Extraordinary item -                        ||
 Loss on early                              ||
 extinguishment                             ||
 of debt ........        -            -     ||   (548,323)        -
                  ------------  ----------- ||------------ ------------
NET EARNINGS                                ||
 (LOSS) .........$  2,916,286      467,474  || (2,605,429)     167,043
                  ============  =========== ||============ ============
                                            ||
Earnings (loss) per share                   ||
 before cumulative effect                   ||
 of change in accounting                    ||
 principle and extraordinary                ||
 item ...........$       0.46         0.07  ||      (0.24)       (0.13)
Cumulative effect of                        ||
 change in accounting                       ||
 principle               -            -     ||       -            0.15
                  ------------  ----------- ||------------ ------------
Earnings (loss) per                         ||
 share before extraordinary                 ||
 item ............       0.46         0.07  ||      (0.24)        0.02
Extraordinary item -                        ||
 early extinguishment                       ||
 of debt ........        -            -     ||      (0.06)        -
                  ------------  ----------- ||------------ ------------
NET EARNINGS (LOSS)                         ||
 PER SHARE ......$       0.46         0.07  ||      (0.30)        0.02
                  ============  =========== ||============ ============


       See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
            Consolidated Statements of Shareholders' Equity
              Years ended December 31, 1994, 1993 and 1992

                                                  Retained
                                  Additional      Earnings      Total
               Common     Par      Paid-in    (Accumulated Shareholders'
                Shares   Value      Capital        Deficit)     Equity

BTR REALTY, INC.
BALANCE,
 January 1,
   1992      8,503,916  $85,039    9,078,718    (8,147,270)   1,016,487

Net earnings      -        -            -          167,043      167,043
            ----------- --------  -----------  ------------  -----------
BALANCE,
 December 31,
   1992      8,503,916   85,039    9,078,718    (7,980,227)   1,183,530
            ----------- --------  -----------  ------------  -----------

Stock issued through
 the exercise of
 options pursuant to
 the BTR stock
 compensation
 plan           78,286      783      224,475          -         225,258
Stock canceled for
 repayment of a note
 receivable from
 a former
 employee      (56,554)    (566)    (176,485)         -        (177,051)
Dividend Paid -
 $.58 per share   -        -            -       (4,944,879)  (4,944,879)
Net loss          -        -            -       (2,605,429)  (2,605,429)
            ----------- --------  -----------  ------------  -----------

BALANCE,
 September 10,
    1993     8,525,648   85,256    9,126,708   (15,530,535)  (6,318,571)
           ----------- --------  -----------  ------------  -----------
========================================================================

MID-ATLANTIC REALTY TRUST

Conversion of 3 shares
 of BTR for 1 share of
 MART       (5,683,765) (56,837)      56,837          -            -
 Acquisition of
  Fractional
  Shares          (476)      (5)      (5,024)         -          (5,029)
Initial sale of
 Common Shares of
 Beneficial
 Interest    3,450,000   34,500   33,423,984          -      33,458,484
Dividend Paid -
 $.05 per share   -        -            -         (314,570)    (314,570)
Net Earnings      -        -            -          467,474      467,474

BALANCE,
 December 31,
    1993     6,291,407   62,914   42,602,505   (15,377,631)  27,287,788


Dividends Paid -
 $.85 per share   -        -            -       (5,347,696)  (5,347,696)
Net Earnings      -        -            -        2,916,286    2,916,286
            ----------- -------- ------------  ------------  -----------

BALANCE,
 December 31,
   1994      6,291,407  $62,914   42,602,505   (17,809,041)  24,856,378
            =========== ======== ============  ============  ===========


           See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

                   Consolidated Statements of Cash Flows


                  Mid-Atlantic Realty Trust ||    BTR Realty, Inc.
                 Year Ended  September 11 to||January 1 to  Year Ended
                 December 31,  December 31, ||September 10, December 31,
                     1994          1993     ||     1993          1992
                                            ||
Cash flows from                             ||
 operating activities:                      ||
  Net earnings                              ||
 (loss)          $2,916,286       467,474   || (2,605,429)      167,043
  Adjustments to reconcile                  ||
   net earnings (loss)                      ||
   to net cash provided                     ||
   by operating activities:                 ||
    Depreciation and                        ||
     amortization 5,083,384     1,502,449   ||  3,233,530     4,778,432
    Minority interest                       ||
     in earnings (loss),                    ||
     net .........  540,744       125,883   ||   (124,129)     (156,460)
    (Gain) loss on sales                    ||
     of operating                           ||
     properties .(1,121,774)         -      ||       -           47,573
    Gain on sales of                        ||
     residential properties                 ||
     and properties held                    ||
     for sale, net  (81,313)         -      ||     (7,976)     (334,455)
    Unrecoverable                           ||
     development                            ||
     costs             -             -      ||  1,278,817       262,147
    Loss on early                           ||
     extinguishment                         ||
     of debt -                              ||
     capitalized ..    -             -      ||    273,308          -
    Deferred income                         ||
     taxes benefit ..  -             -      ||   (460,570)     (118,000)
    Gain on fire damage of                  ||
     operating                              ||
     property          -             -      ||       -       (1,340,000)
    Cumulative effect of                    ||
     change in accounting                   ||
     principle ...     -             -      ||       -       (1,286,000)
    Stock compensation                      ||
     plan accrual ..   -             -      ||       -         (268,900)
    Changes in operating                    ||
     assets and liabilities:                ||
      Decrease in operating                 ||
       assets ....  694,434       108,480   ||    555,067       869,252
      Increase (decrease)                   ||
       in deferred rental                   ||
       income ..... 610,678      (974,173)  ||    974,173          -
      (Decrease) increase                   ||
       in operating                         ||
       liabilities (876,395)    2,249,233   ||  1,012,844    (1,371,494)
                 -----------  ------------  || -----------   -----------
        Total                               ||
         adjust-                            ||
         ments... 4,849,758     3,011,872   ||  6,735,064     1,082,095
                 -----------  ------------  || -----------   -----------
    NET CASH PROVIDED BY                    ||
     OPERATING                              ||
     ACTIVITIES   7,766,044     3,479,346   ||  4,129,635     1,249,138
                 -----------  ------------  || -----------   -----------
                                            ||
Cash flows from                             ||
 investing activities:                      ||
    Additions to                            ||
     properties (22,197,577)   (6,173,532)  || (1,379,710)   (2,967,398)
    Proceeds from                           ||
     sales of                               ||
     properties.  3,263,444          -      ||  1,646,748     4,796,907
    (Payments to)                           ||
     receipts from                          ||
     minority partners,                     ||
     net .......   (695,594)     (213,756)  ||    170,224       147,839
    Purchases of                            ||
     investments..     -             -      ||       -          (21,753)
    Transfer or sale of                     ||
     investments....   -             -      ||       -          625,921
                 -----------  ------------  || -----------   -----------
    NET CASH (USED IN)                      ||
     PROVIDED BY                            ||
     INVESTING                              ||
     ACTIVITIES (19,629,727)   (6,387,288)  ||    437,262     2,581,516
                ------------   -----------  || -----------   -----------


                                             (CONTINUED)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

            Consolidated Statements of Cash Flows - (Continued)


                  Mid-Atlantic Realty Trust ||    BTR Realty, Inc.
                 Year Ended  September 11 to||January 1 to   Year Ended
                 December 31,  December 31, ||September 10, December 31,
                     1994          1993     ||     1993          1992
                                            ||
Cash flows from                             ||
 financing activities:                      ||
  Proceeds from                             ||
   notes payable $39,456,366     3,100,000  || 90,832,649     7,044,500
  Principal                                 ||
   payments on                              ||
   on notes                                 ||
   payable       (22,116,953)  (87,486,651) || (7,475,452)   (8,285,036)
  Proceeds from                             ||
   mortgages payable    -             -     ||  2,682,600     1,076,444
  Principal payments                        ||
   on mortgages                             ||
   payable  ......  (443,232)   (3,143,953) ||(46,709,513)   (2,446,767)
  Proceeds from                             ||
   construction                             ||
   loans payable ..     -             -     ||       -        1,087,244
  Payments on                               ||
   construction                             ||
   loans payable ..     -             -     ||(37,831,945)   (2,332,591)
  Additions to deferred                     ||
   finance costs -                          ||
   other.........    (27,388)     (171,954) ||    (45,149)      (33,807)
  Proceeds from sale                        ||
   of convertible                           ||
   debentures ..        -       60,000,000  ||       -             -
  Additions to deferred                     ||
   finance costs -                          ||
   debentures.....      -       (3,063,274) ||       -             -
  Net proceeds from                         ||
   sale of common                           ||
   shares .......       -       33,453,455  ||       -             -
  Sinking fund                              ||
   payments             -             -      ||       -
(41,083)
  Stock issued -                            ||
   options exercised                        ||
   in compensation                          ||
   plan  ........       -             -     ||    225,258          -
  Stock canceled -                          ||
   employee note                            ||
   payment  ......      -             -     ||   (177,051)         -
  Dividends paid .(5,347,696)     (314,570) || (4,944,879)         -
                  -----------   ----------- || -----------    --------
- --                                              ||
      NET CASH PROVIDED                     ||
       BY (USED IN)                         ||
       FINANCING                            ||
       ACTIVITIES 11,521,097     2,373,053  || (3,443,482)
(3,931,096)
                  -----------   ----------- || -----------   -----------
NET (DECREASE)                              ||
 INCREASE IN CASH                           ||
 AND CASH                                   ||
 EQUIVALENTS        (342,586)     (534,889) ||  1,123,415      (100,442)

CASH AND CASH                               ||
 EQUIVALENTS,                               ||
 beginning of                               ||
 period              687,108     1,221,997  ||     98,582       199,024
                   ----------   ----------- || -----------   -----------
- -                                           ||
CASH AND CASH                               ||
 EQUIVALENTS,                               ||
 end of period ...  $344,522       687,108  ||  1,221,997        98,582
                  ===========   =========== || ===========   ===========
                                            ||
Supplemental disclosures of                 ||
 cash flow information:                     ||
Cash paid for:                              ||
 Interest (net of amounts                   ||
  capitalized)   $10,404,859     1,659,428  ||  9,218,811    14,009,774
  Income taxes ..       -           20,560  ||     16,813        48,588
                  ===========   =========== || ===========  ============

Supplemental schedule of noncash investing and financing activities:

  During 1994, $2,832,641 in assets were transferred from Development Operations to Operating Properties.

  At December 31, 1993, MART recorded an asset on the balance sheet, Net assets of properties to be sold (Note G) of $449,219. The reclassification of the assets and liabilities consisted of the following; a decrease in operating properties of $6,505,807, a decrease in operating assets of $304,377, a decrease in deferred financing costs of $323,449, a decrease in operating liabilities of $42,419, and a decrease in mortgages payable of $6,641,995. Proceeds from sales of properties for the year ended December 31, 1994 included net proceeds of $504,820 from the sale, in February 1994, of net assets of properties to be sold which included proceeds of $7,146,815 reduced by the payoff of the mortgage payable of $6,641,995.

  On September 10, 1993, BTR reported a loss on an early extinguishment of debt of $548,323. The loss included prepayment penalties and loan fee expenses amounting to $275,015, and a reduction of net amortized financing costs capitalized as costs of the related operating properties of $273,308.

  In August, 1993, a former Officer of BTR surrendered 56,544 shares of BTR stock as full repayment of his note receivable.

  In December, 1992, BTR reported a gain on sale of property that had fire damage. The effect of the $1,340,000 gain increased operating assets by the insurance recovery expected of $1,826,000 and decreased operating properties by $486,000. The decrease in operating assets ended September 10, 1993 includes a partial collection of the insurance recovery of $1,328,000.


        See accompanying notes to consolidated financial statements.

                                  30
MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1994, 1993, 1992

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Mid-Atlantic Realty Trust, "the Company", was incorporated on June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. The Company is the successor to the operations of BTR Realty, Inc. (the predecessor to the company), "BTR". The Consolidated Financial Statements of BTR Realty, Inc. are presented for comparative purposes.

   Principles of Consolidation

   The consolidated financial statements include all wholly-owned subsidiaries and majority-owned partnerships. Investments in unconsolidated joint ventures are carried on the equity method. All significant intercompany balances and transactions have been eliminated.

   The Company owns 100% majority interests in corporate subsidiaries which are general managing partners as well as limited partners of several partnerships which have outside partners with 50% interests. Based upon the structure of the respective partnership management agreements the Company has control (as defined by the Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries", which describes the full consolidation method as preferable to the equity method where there is a 50% or less financial interest but control) over the 50% owned partnerships. The Company uses the full consolidation method to record the 50% owned partnerships.

   In September, 1993, MART loaned to outside partners funds to cover their respective partner share of partnership mortgage paydowns using their respective equity interests in the partnerships as collateral for the notes receivable. The company eliminates the notes receivable against what is due from joint venture partners. The interest on the partner notes is recognized as interest income.

   Recognition Of Revenue From Property Sales

   The sale of residential property and any resulting gain or loss on properties held for sale are recorded upon settlement. Properties held for sale are primarily outparcels of operating properties or undeveloped commercial land.

   Net Earnings (Loss) Per Share

   Earnings (loss) per share are computed by dividing net earnings
(loss) by the weighted average number of common shares and common share equivalent shares outstanding during each year. The effect on earnings per share assuming conversion of the convertible subordinated debentures would be anti-dilutive.

   Capitalization Policy and Net Realizable Value

   Acquisition costs, interest and other carrying costs, as well as construction and start-up costs of commercial property are capitalized and charged to related undeveloped land, construction in progress or deferred costs. In addition, costs incurred in the financing and leasing of shopping centers and other commercial properties are deferred until the project is completed and are then amortized over the term of the related mortgage or lease. Management ceases to capitalize or defer these costs when the carrying value equals the net realizable value of the property or costs are unlikely to be recoverable. Net realizable value is determined primarily by the application of the principles of valuation of operating properties. The basis for determining the value of operating properties is the lower of historical cost or the net realizable value. The net realizable value of operating properties is based on the present value of each property's anticipated net cash flow, before debt service payments, calculated using prevailing industry discount and capitalization rates. Anticipated net cash flow is based upon an analysis of the history and future of the property, existing and prospective tenant leases, occupancy rates, and estimated operating expenses. The discount factor, capitalization rates or reversion rates used to arrive at the net realizable value of each property are based on the risk associated with the property as well as the prevailing rates at the end of the reporting period. Risk variations reflect differences in quality, age, location and market conditions of each property.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Properties

   Operating properties and property held for development or sale are carried at the lower of historical cost or, where appropriate, an amount not to exceed estimated net realizable value. Depreciation of buildings and leaseholds is provided using the straight-line method over the estimated useful lives or lease terms of the properties. Improvements for tenants are amortized on a straight- line basis over the terms of the related tenant leases. Expenditures for normal maintenance and repairs are charged against income as incurred.

   Changes in Accounting Principles

   Effective April 1, 1994 the Company adopted a new accounting treatment regarding lease cancellation fees received from tenants who want to discontinue their remaining lease term obligations. Prior to April 1, 1994, the lease termination payments for major tenants were recognized as other income in the period when the termination agreement was executed. Under the new treatment, the entire amount of the cancellation or termination fee on the date of the lease termination is deferred and then amortized into income on a straight-line basis over the remaining original lease term as minimum rent. The Company believes that this change is preferable since it provides a better matching of revenues and expenses. During 1994, approximately $687,000 of termination fees were deferred, and $56,000 was amortized.

   Effective January 1, 1995 the Company changed its accounting treatment for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a breakpoint amount of sales for the period according to the lease agreement. During the year ended December 31, 1994 and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method will recognize percentage rent as rental revenues in the period when the actual percentage rent is earned. The Company will begin on January 1, 1995 estimating the percentage rent earned from major tenants and record the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995 was approximately $675,000.

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

   Effective January 1, 1992, BTR adopted Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes", (Statement
109), which requires an asset and liability method of accounting for income taxes. The Company reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statement of operations for 1992. The Company continues to apply the standard which did not have a material effect on the year ended December 31, 1994 and the period September 11 through December 31, 1993.

   Cash and Cash Equivalents

   All highly liquid unrestricted investments with original maturities of three months or less are considered cash equivalents for purposes of the statements of cash flows.

   Deferred Finance Costs

   Costs associated with the issuance of debt are capitalized and recorded as deferred finance costs and amortized on a straight-line basis, which is not materially different from the interest method, over the term of the related debt.

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


C.  OPERATING PROPERTIES

   Operating properties consist of the following:
                                               December 31,
                                             1994         1993
         Land                            $17,993,243   15,781,566
         Land improvements                21,123,172   19,819,368
         Buildings                       107,030,436   95,771,668
         Improvements for tenants          6,013,294    5,280,554
         Development costs on
           completed projects             16,577,892   16,739,579
         Furniture, fixtures and
           equipment                       2,181,109    2,177,423
         Deferred lease costs              5,592,584    4,794,044
                                        ------------  -----------
                                         176,511,730  160,364,202
         Less accumulated depreciation
           and amortization               36,448,969   32,650,352
                                        ------------  -----------
                                        $140,062,761  127,713,850
                                        ============  ===========

D. PROPERTIES AND RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION AND MORTGAGES PAYABLE

   A summary of all of the Company's properties and related mortgages payable at December 31, 1994 follows:

                                                         Accumulated
                                    Cost of              Depreciation
Classi-     Mortgages   Initial   Subsequent    Total        and
fication     Payable     Cost    Improvements   Cost     Amortization
Net Cost

Shopping
 centers $50,086,463 117,544,194  20,116,163  137,660,357  28,634,598
109,025,759
Bowling
 centers        -      2,866,998      64,383    2,931,381   1,320,174
  1,611,207
Office
 buildings 3,164,677  26,415,163   3,230,125   29,645,288   4,709,584
 24,935,704
Other rental
 properties     -      4,782,560     919,046    5,701,606   1,387,953
  4,313,653
Other property  -        573,098        -         573,098     396,660
    176,438 ------------------------------------------------------------
- ------------
Operating
 proper-
 ties     53,251,140 152,182,013  24,329,717  176,511,730  36,448,969
140,062,761
Development
 operations     -      6,354,947        -       6,354,947        -
  6,354,947
Property held for
  development
  or sale       -      8,630,465        -       8,630,465        -
  8,630,465
          --------------------------------------------------------------
- -----------
         $53,251,140 167,167,425  24,329,717  191,497,142  36,448,969
155,048,173===========================================================
===========

   Mortgages payable aggregating $53,251,140 at December 31, 1994 bear interest at 9.54% to 11.75% and mature in installments through 2003. Aggregate annual principal payments applicable to mortgages payable for the five years subsequent to December 31, 1994 are:

                  1995  $ 7,197,969
                  1996    5,835,477
                  1997    5,241,874
                  1998   14,045,689
                  1999      253,258
           Thereafter    20,676,873
                        ===========

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


E.  DEVELOPMENT OPERATIONS
    Development operations consist of the following:

                                            December 31,
                                         1994        1993
    Land                             $5,072,696         -
    Construction in progress            953,456    1,749,886
    Pre-construction costs              328,795      378,548
                                     ----------    ---------
                                     $6,354,947    2,128,434
                                     ==========    =========

      Development operations are transferred to operating property costs when a project is completed, at which time depreciation and amortization commences.

F.  NOTES AND ACCOUNTS RECEIVABLE

       Included in notes and accounts receivable at December 31, 1994 are significant concentrations of amounts due from tenants in two primary geographical areas: the mid-Atlantic region of the United States and Arizona. Although improved for 1994 and 1993, the economic condition of the Arizona real estate market has been weak as evidenced by increased vacancies in the Company's projects, particularly in the Phoenix market. The Company's accounts receivable at December 31, 1994 included $673,000 and $379,000 due from tenants in the mid-Atlantic region and Arizona, respectively. Management believes adequate provision has been made for the Company's credit risk for all receivables.

G.  NET ASSETS OF PROPERTIES TO BE SOLD

    Net assets of properties to be sold consist of net assets and liabilities (only liabilities assumed by the purchasers) of an operating property, Orchard Landing, under contract for sale at December 31, 1993. MART sold its partnership interest in this property on February 1, 1994 for $7.2 million. The property was part of a divestiture plan to facilitate the merger of BTR and MART. On September 10, 1993 BTR decided to sell this property and discontinue reporting operating results in its consolidated statement of operations. The amount of losses from the discontinued segment was de-minimus.

       The remaining assets and liabilities reported on the balance sheet at December 31, 1993 consists of:

       Operating property                 $6,505,807
       Cash                                  268,879
       Accounts receivable                    10,404
       Prepaid expenses and deposits          25,094
       Deferred financing costs              323,449
                                           ---------
          Total assets                     7,133,633
                                          ----------
       Tenant accounts payable                42,419
       Mortgage payable                    6,641,995
                                          ----------
         Total liabilities
           (assumed by purchaser)          6,684,414
                                          ----------
         Net assets                         $449,219
                                          ==========

H.  DEFERRED FINANCING COSTS
                                               As of December 31,
    Deferred financing costs                  1994           1993
      consist of the following:
    Deferred costs related to
      the debentures                      $3,063,274      3,063,274
    Deferred costs of new line of credit     198,972        171,584
    Deferred financing costs capitalized
      related to operating properties      1,720,827      1,720,827
                                          -----------    -----------
                                           4,983,073      4,955,685
    Less accumulated amortization         (1,560,697)    (1,027,095)
                                          -----------    -----------
Deferred financing costs                  $3,422,376      3,928,590
                                          ===========    ===========

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


I.  NOTES PAYABLE
    Notes payable consist of the following:       As of December 31,
                                                   1994       1993
           Line of credit                      20,100,000  2,800,000
           Notes payable, bearing
             interest at 8.71%                     39,413       -
                                               ----------  ---------
                                               20,139,413  2,800,000
                                               ==========  =========

    At December 31, 1994, the Company has amended the existing agreement with its primary bank for an additional $10,000,000 to its $25,000,000 secured line of credit. This amendment also provides that as long as the Company is in compliance with all loan covenants, the loan maturity date, which at December 31, 1994 was December 31, 1997, will be extended one year automatically each year. Under the amended agreement, the Bank must give the Company two years notice should it decide to terminate the loan. Availability under the agreement is determined by the amount of collateral provided. At December 31, 1994, $35,000,000 was fully collateralized. The line bears interest at the prime rate. However, the Company has the option to fix the rate at LIBOR plus 1.125% under certain circumstances. A stand-by fee is required by the bank for any unused portion of the line. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth, and other requirements, among which is the requirement that the Company maintain its status as a REIT, and other normal conditions consistent with bank lines of credit.

    At December 31, 1994, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $715,500, was $14,184,500. The maximum level of borrowings under the line of credit was $20,100,000, $4,633,130 and $4,663,000 in 1994, 1993 and 1992,
respectively. The average amounts of borrowings were approximately $6,131,000, $1,888,000, and $3,566,000, with weighted average interest approximating 6.5%, 5.6%, and 6.3%, in 1994, 1993 and 1992,
respectively.

    Aggregate annual principal maturities of notes payable subsequent to December 31, 1994 are as follows:

                1995     $        9,270
                1996              9,270
                1997         20,109,270
                1998              9,270
                1999              2,333
                             ==========

J.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                          December 31,
                                          1994       1993
    Trade accounts payable             1,195,143  1,289,204
    Retainage on construction
      in progress                         61,117    146,774
    Accrued debenture interest expense 1,334,375  1,394,435
    Accrued expenses                     943,642  1,546,998
                                       ---------  ---------
                                       3,534,277  4,377,411
                                       =========  =========

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


K.  CONVERTIBLE SUBORDINATED DEBENTURES

    Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September, 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. As of December 31, 1994 no debentures have been converted. Costs associated with the issuance of the debentures were approximately $3,063,000 and are being amortized through 2003. The debentures are redeemable by the Company at any time on or after September 15, 1996, or at any time for certain reasons intended to protect the Company's REIT status, at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

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

    A REIT will generally not be subject to federal income taxation for the portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. At December 31, 1994, the income tax basis of the Company's assets was approximately $151,000,000 and liabilities was approximately $ 137,000,000.

    As discussed, BTR adopted Statement 109, as of January 1, 1992. The cumulative effect at January 1, 1992 of this change in accounting for income taxes was to increase net earnings for 1992 by $1,286,000 or $.15 per share. The effect of the change in 1992, excluding the change in accounting principle, was not material.

    The income taxes benefit, net, in BTR, for the period January 1, 1993 through September 10, 1993 included a currently payable income tax expense of $52,360, offset by a deferred income tax benefit of $460,570, including the balance of deferred income taxes payable of $466,570 in BTR which was recognized as an income tax benefit. It was determined by BTR that it was more likely than not that there would be no payment in the future of any deferred tax temporary differences due to the expected merger with the Company. This was in accordance with Statement 109 adopted by BTR as of January 1, 1992.

    The net benefit for income taxes consists of the following:

                           Jan. 1, 1993 thru     Year ended
                             September 10,       December 31,
                                 1993                1992

Current taxes:   Federal    $     -                   -
                 State          52,360              (8,518)
                              -----------------------------
                                52,360              (8,518)
                              -----------------------------

Deferred:        Federal       118,430            (265,000)
                 State        (579,000)            147,000
                              -----------------------------
                              (460,570)           (118,000)
                              -----------------------------
                           $  (408,210)           (126,518)
                              =============================

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


M.  COMMITMENTS

    Lease Commitments
     Minimum rental commitments for operating land leases as of December 31, 1994 are as follows:

                  1995                      $220,000
                  1996                       222,000
                  1997                       222,000
                  1998                       222,000
                  1999                       222,000
            Thereafter                     4,908,000
                                           =========

    Certain of the leases contain renewal or purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $219,000 in 1994, $176,000 in 1993 and $164,000 in 1992.

N.  SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLAN

    Preferred Shares
     At its inception on September 11, 1993, Mid-Atlantic Realty Trust authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1994, none of these shares were issued and outstanding.

    BTR Stock Compensation Plan
     Under the BTR Executive Stock Compensation Plan, certain officers had been awarded shares of BTR's stock to be issued at a rate of 20% of the shares awarded for each year of continued employment. A charge was made to general and administrative expense at the time of such awards.

     During 1992, BTR adjusted the recorded value of the awarded but unissued shares to reflect the downward movement in the market value of the BTR's stock from the measurement date of the awards, resulting in a reduction of general and administrative expenses of approximately $269,000. In 1993, the 78,286 remaining shares were exercised and issued prior to the merger on September 11, 1993. For the period January 1, 1993 through September 10, 1993, BTR recorded general and administrative expenses of approximately $49,000 representing the increase in recorded value of the awarded shares of BTR stock.

    MART Incentive Stock Option Plan
     MART has an Omnibus Share Plan, "Plan", under which Trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. At February 1, 1994, trustees, officers and key employees were granted 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting February 1, 1994 and 83,333 vesting in 1995
& 1996. The closing price of MART shares at December 31, 1994 was $8.25 per share. No options were exercised during the year ended December 31, 1994 and based on the market value of MART shares, the options, if converted, would be anti-dilutive producing fewer weighted average shares for the year ended December 31, 1994.


    Acquisition of Outstanding Shares
     On February 14, 1995 the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares.

     In 1993, BTR retired 56,544 shares of BTR stock held as collateral for a note receivable from a former officer of the Company.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


O.  LEASES

    The Company owns shopping centers and other commercial property which are leased, generally on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases are as follows:

                 1995                   $19,590,863
                 1996                    17,897,043
                 1997                    15,273,182
                 1998                    12,272,911
                 1999                    10,229,882
           Thereafter                    63,868,068
                                        ===========

    The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,206,000 in 1994, $1,259,000 in 1993 and $1,235,000 in 1992.

P.  OTHER INCOME

    Other income consists of the following:
                                MART              BTR Realty, Inc.
                      Year ended  Sept. 11 thru  Jan. 1, thru Year ended
                        Dec. 31,      Dec. 31,     Sept. 10,    Dec. 31,
                          1994          1993         1993         1992

   Interest and
    dividends           $727,249       266,141       93,312     262,069
   Miscellaneous         149,873       249,368      134,980     439,285
   Sale of development
    rights                  -             -            -        334,267
                         -----------------------------------------------
                        $877,122       515,509      228,292   1,035,621
                         ===============================================

Q.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107) requires the Company to disclose estimated fair values for certain on- and off-balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 1994 and 1993.

     Cash and Cash Equivalents
      The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

     Notes and Accounts Receivable
      The carrying amount for notes and accounts receivable approximates fair value due to the short maturity of these instruments.

     Notes Payable
      The carrying amount for the line of credit approximates fair value due to its adjustable interest rate.

     Mortgages Payable

      The fair value of mortgages payable was based on the discounted value of contractual cash flows. The discount rate for mortgages payable was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of mortgages payable at December 31, 1994 was $53,251,140 and $53,641,000 respectively, and at December 31, 1993 was $53,694,372 and $58,071,000, respectively.

     Convertible Subordinated Debentures
      The fair value of convertible subordinated debentures was based on the discounted value of contractual cash flows. The discount rate for convertible subordinated debentures was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of convertible subordinated debentures at December 31, 1994 was $60,000,000 and $52,119,000 respectively, and at December 31, 1993 was $60,000,000 and $58,522,000, respectively.

ITEM  9
Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

          None

PART III

ITEM 10
Directors and Executive Officers of the Registrant

  The information with respect to the identity and business experience of the directors of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of directors at the 1994 annual meeting of stockholders, is incorporated herein by reference.

   The Executive Officers of MART are as follows:
                                    Position and
       Name                    Age  Business Experience

       LeRoy E. Hoffberger      69  Chairman of the Board of MART since
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

       F. Patrick Hughes         47 President, Principal Executive
                                    Officer, and CEO of MART since 1993.
                                    President of BTR from November, 1990
                                    to September, 1993. Senior Vice
                                    President BTR from May, 1989 to
                                    November, 1990. Vice President,
                                    Controller and Secretary of BTR for
                                    more than five years.

       Paul F. Robinson          41 Vice President of MART since
                                    September, 1993. Vice President of
                                    BTR from May, 1992 to September,
                                    1993. Secretary and General Counsel
                                    of MART since September, 1993.
                                    Secretary and General Counsel of BTR
                                    from May 1989 to September, 1993;
                                    General Counsel since August, 1985.

       Eugene T. Grady           46 Treasurer of MART since September,
                                    1993. Treasurer of BTR since May,
                                    1989.

       Paul G. Bollinger         35 Controller and Principal Financial
                                    Officer of MART since September,
                                    1993. Controller of BTR since June,
                                    1992. Assistant Treasurer &
                                    Assistant Secretary since May, 1992
                                    Principal Financial Officer of
                                    Financial Associates of Maryland,
                                    (BTR Related Residential development
                                    partnership), for more than five
                                    years

   Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Directors of the Company or until his successor is duly elected and qualified.

ITEM 11  Executive Compensation

   The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1995 annual meeting of stockholders.

ITEM 12
   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1995 annual meeting of stockholders.

ITEM 13
    Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1995 annual meeting of stockholders.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements
         The following financial statements of Mid-Atlantic Realty Trust and Subsidiaries and BTR Realty, Inc. (Predecessor Company) are included in Part II Item 8:
              Independent auditors' report
              Consolidated balance
                sheets at December 31, 1994 and 1993
              Consolidated statements of operations for
                the year ended December 31, 1994 for the
                periods ended December 31, 1993 and
                September 10, 1993 and the year ended
                December 31, 1992
              Consolidated statements of shareholders' equity
                for year ended December 31, 1994 for
                the periods ended December 31, 1993 and
                September 10, 1993 and the year ended
                December 31, 1992
              Consolidated statements of cash flows for
                the year ended December 31, 1994 for the
                periods ended December 31, 1993 and
                September 10, 1993 and the year ended
                December 31, 1992
              Notes to consolidated financial statements
         (a) 2. Financial Statement Schedule
                 Schedule VI - Real estate and accumulated
                  depreciation and amortization
         All other schedules are omitted because they are not
          applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
         (a)   3.   Exhibits
         Exhibit No.
            3.  Articles of Incorporation and by-laws.
                   None.
            4.  Instrument Defining the Right of Shareholders.
                   None.
            9.  Voting Trust Agreement.
                   None.
           11.  Computations of net earnings per common share.
                  See Summary of Significant Accounting Policies under Notes to Financial Statements appearing on page 31 of this report.
           12.  Statement re:  computation of ratios.
                  Not applicable.
           13.  Annual Report to Shareholders.
                  Not applicable.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           18.  Letter regarding change in accounting principles.
                  See Summary of Significant Accounting Policies under Notes to Financial Statements appearing on page 31 and 32 of this report and letter from KPMG Peat Marwick LLP.
           19.  Previously unfiled documents.
                  Not applicable.
           21.  List of subsidiaries of registrant.
                  Filed herewith
           23. Published report regarding matters submitted to vote of security holders.
                  Not applicable.
           24.  Consents of experts and counsel.
                  Not applicable.
           25.  Power of Attorney.
                  Not applicable.
           27.  Financial Data Schedule.
                  Filed thru EDGAR
           28.  Additional exhibits.
                  Not applicable.

          (b)   Reports on Form 8-K.
                   None.

Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                    Cost capitalized
                                                        subsequent
Year ended                  Initial cost to Company   to acquisition
December 31, 1994
                   Mortgages                Buildings and
Description         Payable        Land      Improvements  Improvements
Shopping Centers
Harford Mall       $19,821,030     158,085     8,457,331      12,027,287
Easton Shoppes, Inc.      -      2,600,000    10,379,069
Smoketown Plaza           -        516,312    10,095,077         622,540
Park Sedona               -      2,376,739     8,590,146         232,741
Colonie Plaza        5,497,128   1,137,567     7,755,095         572,837
Columbia Plaza       4,970,228     999,739     6,887,711       1,445,476
Spotsylvania Crossing     -      1,544,314     6,600,616         268,225
Skyline Village      5,569,526     555,295     6,240,003         914,776
Page Plaza                -        464,375     5,777,369         119,705
Plaza Del Rio             -      1,291,324     3,938,734         382,813
Sudley Town Plaza         -        789,881     3,736,837         445,857
Burke Town Plaza     7,262,534        -        2,936,134       1,691,996
Rosedale Plaza       1,906,018   1,024,712     3,217,926         299,037
Wilkens Avenue       5,059,999        -        3,601,891         337,436
Timonium Shopping Ctr     -           -        4,031,809         246,212
York Road Plaza           -      1,243,860     2,102,575         170,369
Patriots Plaza  (A)       -           -        1,709,846         482,321
McRay Plaza               -      1,182,596     2,565,290         284,739
Rolling Road Plaza  (B)   -        338,791     1,632,268       1,997,587
Union Hills Plaza         -        274,920       679,863         138,031
Dobson-Guadalupe          -         69,146       791,347          89,268
Chandler Plaza            -        160,671       565,298          64,310
                    ----------------------------------------------------
                    50,086,463 16,728,327   102,292,235      22,833,563
Office Buildings
Gateway II                -        364,982    12,376,977       1,204,111
Gateway I                 -         82,396     8,271,751       1,373,259
Patriots Plaza            -           -        1,522,943         239,890
Wilkens Office II    1,946,154        -        1,644,370         141,706
Wilkens Office I     1,218,523        -        1,383,102         229,433
Wilkens Office III        -           -          768,642          41,726
                   -----------------------------------------------------
                     3,164,677     447,378    25,967,785       3,230,125
Bowling Centers
Freestate                 -        307,656     1,279,278          22,793
Waldorf                   -        243,139       579,161           5,690
Clinton                   -           -          457,764          35,900
                   -----------------------------------------------------
                          -        550,795     2,316,203          64,383




                                                    (Continued)

Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                 Cost capitalized subsequent    Amount at which carried
Year ended              to acquisition             at close of period
December 31, 1994
                      Carrying Costs       Land   Buildings and    Total
Description         Land   Improvements           Improvements
Shopping Centers
Harford Mall                             158,085   20,484,618 20,642,703
Easton Shoppes, Inc.                   2,600,000   10,379,069 12,979,069
Smoketown Plaza                          516,312   10,717,617 11,233,929
Park Sedona      (309,000) (1,095,141) 2,067,739    7,727,746  9,795,485
Colonie Plaza                          1,137,567    8,327,932  9,465,499
Columbia Plaza                           999,739    8,333,187  9,332,926
Spotsylvania Crossing                  1,544,314    6,868,841  8,413,155
Skyline Village                          555,295    7,154,779  7,710,074
Page Plaza                               464,375    5,897,074  6,361,449
Plaza Del Rio                          1,291,324    4,321,547  5,612,871
Sudley Town Plaza                        789,881    4,182,694  4,972,575
Burke Town Plaza                            -       4,628,130  4,628,130
Rosedale Plaza                         1,024,712    3,516,963  4,541,675
Wilkens Avenue   475,481                 475,481    3,939,327  4,414,808
Timonium Shopping Ctr                       -       4,278,021  4,278,021
York Road Plaza                        1,243,860    2,272,944  3,516,804
Patriots Plaza  (A)                         -       2,192,167  2,192,167
McRay Plaza     (679,840)  (1,397,337)   502,756    1,452,692  1,955,448
Rolling Road Plaza  (B)      (837,931)   338,791    2,791,924  3,130,715
Union Hills Plaza                        274,920      817,894  1,092,814
Dobson-Guadalupe                          69,146      880,615    949,761
Chandler Plaza   (86,450)    (263,550)    74,221      366,058    440,279
                --------------------------------------------------------
                (599,809)  (3,593,959)16,128,518  121,531,839137,660,357

Office Buildings
Gateway II                               364,982   13,581,088 13,946,070
Gateway I                                 82,396    9,645,010  9,727,406
Patriots Plaza                              -       1,762,833  1,762,833
Wilkens Office II                           -       1,786,076  1,786,076
Wilkens Office I                            -       1,612,535  1,612,535
Wilkens Office III                          -         810,368    810,368
              ----------------------------------------------------------
                    -            -       447,378   29,197,910 29,645,288
Bowling Centers
Freestate                                307,656    1,302,071  1,609,727
Waldorf                                  243,139      584,851    827,990
Clinton                                     -         493,664    493,664
              ----------------------------------------------------------
                  -            -       550,795    2,380,586    2,931,381



                                                    (Continued)

Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                                                           Life on which
Year ended                                               depreciation on
December 31, 1994                                          latest income
                      Accumulated     Date of       Date    statement is
Description           Depreciation  Construction  Acquired     computed
Shopping Centers
Harford Mall           9,094,042       12/73                  5-50 yrs.
Easton Shoppes, Inc.      57,618                     9/94     5-50 yrs.
Smoketown Plaza        2,285,058        4/87                  5-50 yrs.
Park Sedona              816,801       11/90                  5-50 yrs.
Colonie Plaza          1,740,904       12/87                  5-50 yrs.
Columbia Plaza         1,568,587        6/88                  5-50 yrs.
Spotsylvania Crossing  1,569,597        5/87                  5-50 yrs.
Skyline Village        1,403,267        5/88                  5-50 yrs.
Page Plaza               559,127        8/91                  5-50 yrs.
Plaza Del Rio            574,815        2/89                  5-50 yrs.
Sudley Town Plaza      1,156,252        7/84                  5-50 yrs.
Burke Town Plaza       1,707,113     7/79-7/82                5-50 yrs.
Rosedale Plaza           450,680                     10/89    5-50 yrs.
Wilkens Avenue         1,301,922        5/81                  5-50 yrs.
Timonium Shopping Ctr    137,734                     10/93    5-50 yrs.
York Road Plaza        1,378,772                     11/85    5-50 yrs.
Patriots Plaza  (A)      831,328        6/84                  5-50 yrs.
McRay Plaza              252,268        6/89                  5-50 yrs.
Rolling Road Plaza  (B)  966,345        6/73                  5-50 yrs.
Union Hills Plaza        304,780       11/83                  5-50 yrs.
Dobson-Guadalupe         296,651        9/85                  5-50 yrs.
Chandler Plaza           180,937        3/84                  5-50 yrs.
                  --------------
                      28,634,598
Office Buildings
Gateway II             1,395,534        7/89                  5-50 yrs.
Gateway I              1,932,085        4/87                  5-50 yrs.
Patriots Plaza           464,579        8/85                  5-50 yrs.
Wilkens Office II        355,713        1/87                  5-50 yrs.
Wilkens Office I         470,634        1/85                  5-50 yrs.
Wilkens Office III        91,039        1/91                  5-50 yrs.
                -----------------
                       4,709,584
Bowling Centers
Freestate                871,924        3/78                  5-50 yrs.
Waldorf                  207,114        3/79                  5-50 yrs.
Clinton                  241,136        8/71                  5-50 yrs.
                ------------------
                       1,320,174


                                 42









Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                    Cost capitalized
                                                        subsequent
Year ended                  Initial cost to Company   to acquisition
December 31, 1994
                   Mortgages                Buildings and
Description         Payable        Land      Improvements  Improvements
(Continued)

Other Rental Properties
Regal Row               -         416,606      2,192,259       212,846
Business Center         -         395,536      1,190,692        59,403
Southwest               -            -           283,039       596,738
Waldorf Firestone       -           9,261        161,543         4,910
Ocean City              -            -           133,624          -
                 -------------------------------------------------------
                        -         821,403      3,961,157       873,897

Development Operations  -       5,072,696      1,282,251          -

Property Held           -       8,630,465           -             -


Other Property          -            -           573,098          -
                 -------------------------------------------------------
                   $53,251,140 32,251,064    136,392,729    27,001,968
                 =======================================================























                                                (Continued)

Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                 Cost capitalized subsequent    Amount at which carried
Year ended              to acquisition             at close of period
December 31, 1994
                    Carrying Costs       Land    Buildings and    Total
Description       Land   Improvements            Improvements
(Continued)

Other Rental Properties
Regal Row                                416,606   2,405,105   2,821,711
Business Center                          395,536   1,250,095   1,645,631
Southwest         45,149                  45,149     879,777     924,926
Waldorf Firestone                          9,261     166,453     175,714
Ocean City                                  -        133,624     133,624
                --------------------------------------------------------
                  45,149                 866,552   4,835,054   5,701,606

Development
  Operations        -          -       5,072,696   1,282,251   6,354,947

Property Held       -          -       8,630,465        -      8,630,465


Other Property      -          -            -        573,098     573,098
                --------------------------------------------------------
                (554,660)(3,593,959)  31,696,404 159,800,738 191,497,142
                ========================================================

















                                                (Continued)

Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                                                           Life on which
Year ended                                               depreciation on
December 31, 1994                                          latest income
                      Accumulated     Date of       Date    statement is
Description           Depreciation  Construction  Acquired     computed
(Continued)

Other Rental Properties
Regal Row                725,244                     7/84      5-45 yrs.
Business Center          131,664        4/90                   5-50 yrs.
Southwest                421,051        4/68                   5-50 yrs.
Waldorf Firestone         57,658        9/78                   5-50 yrs.
Ocean City                52,336                    12/87      5-50 yrs.
                   -------------
                       1,387,953

Development Operations      -          91-94

Property Held               -        7/73-12/94


Other Property           396,660                  9/82-12/94   3-10 yrs.
                   -------------
                      36,448,969
                   =============


(A) The mortgage payable of $2,585,984 is owed by the owner Southdale LP to Southdale Mortgage Inc., a wholly owned subsidiary of MART and is eliminated in consolidation.
(B) This property was damaged by fire in December, 1992 producing a net reduction in value of $486,000, which is included in Cost capitalized subsequent to acquisition, Carrying Costs - Improvements, $837,931 was deducted, and Accumulated depreciation was adjusted for $351,931.

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
       SCHEDULE VI - REAL ESTATE AND ACCUMULATED DEPRECIATION  -
Continued

(1) The changes in total cost of properties for the three years ended December 31, 1994 are as follows:
                                Years ended December 31,
                                  1994           1993          1992
Balance beginning of year     $171,661,868   174,593,579   177,052,733
Additions during year:
  Acquisitions                  18,051,765     4,076,958       285,234
  Improvements                   2,159,354     5,308,235     2,199,913
  Development operations         1,986,458     1,448,303       571,759
                              -----------------------------------------
                                22,197,577    10,833,496     3,056,906
Deductions during year:
  Write-downs to
   net realizable value (2)(a)        -       (1,318,314)     (742,147)
  Cost of real estate sold      (2,304,214)   (1,637,772)   (4,655,851)
  Transfers (4)                       -       (9,416,190)      (33,807)
  Retirements and disposals        (58,089)   (1,392,931)      (84,255)
                              ------------------------------------------
                                (2,362,303)  (13,765,207)   (5,516,060)
                              ------------------------------------------
Balance end of year           $191,497,142   171,661,868   174,593,579
                              ==========================================

(2) Write-downs to net realizable value are reported in the statement of operations as follows:
                                                   Year ended
BTR Realty, Inc.              January 1 thru      December 31,
                              Sep. 10, 1993           1992
Gain on Fire Damage
 (Note F)                   $        -               486,000
Under Costs and Expenses:
Unrecoverable development costs 1,278,817            256,147
                              --------------------------------
                            $   1,278,817            742,147
                              ================================
     (a) In the period 1/1/93 thru 9/10/93 BTR reduced total cost of properties by $1,318,314 and reduced related accumulated depreciation by $39,497 resulting in a net write-down of $1,278,817.

(3) The changes in accumulated depreciation for the three years ended December 31, 1994 are as follows:

                                         Years ended December 31,
                                    1994          1993          1992
 Balance beginning of year    ($32,650,352)   (29,168,658)  (24,909,903)
 Depreciation and amortization  (4,549,782)    (4,735,979)   (4,778,432)
 Transfers (4)                        -            96,041       290,378
 Retirements and disposals         751,165      1,158,244       229,299
                              ------------------------------------------
 Balance end of year          ($36,448,969)   (32,650,352)  (29,168,658)
                              ==========================================

(4) Transfers include assets originally in operating properties reclassified on the balance sheet to the following:

                                    Years ended December 31,
                                      1993           1992
Total Cost
  Net assets of properties
    to be sold                   ($7,030,232)         -
  Deferred financing costs        (2,385,958)      (33,807)
                                 ---------------------------
                                  (9,416,190)      (33,807)
Accumulated Depreciation
   Net assets of properties
     to be sold                     $524,425          -
   Deferred financing costs:
   - Reclassification of asset      (765,192)         -
   - Reclassification of
      amortization                   336,808       290,378
                                 ---------------------------
                                     $96,041       290,378
                                 ---------------------------
    Net transfers                ($9,320,149)      256,571
                                 ===========================
(5) The aggregate basis of properties for Federal income tax purposes is approximately $143,000,000 at December 31, 1994.
(6)  See Item 2 for geographic location of properties.
(7)  Freestate includes 2 bowling centers in Illinois.

   EXHIBIT 21.  PARENT AND SUBSIDIARIES OF REGISTRANT

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


                                            (Continued)

                                      State of
Name                                Incorporation
CORPORATIONS:(Continued)             or Formation           Interest


Burke Town Plaza, Inc.                 Maryland               100%
Burlington Commerce Park, Inc.         Maryland               100%
Christiansburg Plaza, Inc.             Maryland               100%
Clinton Development Company, Inc.      Maryland               100%
Cobleskill Plaza, Inc.                 Maryland               100%
Colonie Plaza, Inc.                    Maryland               100%
Columbia Plaza, Inc.                   Maryland               100%
Commonwealth Plaza, Inc.               Maryland               100%
Concourse Realty Management, Inc.      Maryland               100%
Cypress Square, Inc.                   Maryland               100%
Davis Ford Properties, Inc.            Maryland               100%
Essanwy, Inc.                          Maryland               100%
Easton Shoppes, Inc.                   Maryland               100%
Fredericksburg Plaza, Inc.             Maryland               100%
Greenbush Residential, Inc.            Maryland               100%
Greencastle Plaza, Inc.                Maryland               100%
Hampstead Plaza, Inc.                  Maryland               100%
Harrisonburg Plaza, Inc.               Maryland               100%
Kingsbrook Funding, Inc.               Maryland               100%
Kingston Crossing, Inc.                Maryland               100%
Lynchburg Plaza, Inc.                  Maryland               100%
MART Acquisition, Inc.                 Maryland               100%
Madison Plaza, Inc.                    Maryland               100%
Millers Plaza, Inc.                    Maryland               100%
New Town Village, Inc.                 Maryland               100%
North East Station, Inc.               Maryland               100%
Orchard Landing Apartments, Inc.       Maryland               100%
Orchard Landing Limited, Inc.          Maryland               100%
Page Plaza Associates, Inc.            Maryland               100%
Park Sedona, Inc.                      Maryland               100%
Parkway Pond, Inc.                     Maryland               100%
Ridgewood Funding, Inc.                Maryland               100%
Rolling Road Plaza, Inc.               Maryland               100%
Rosedale Partners, Inc.                Maryland               100%
Rosedale Plaza, Inc.                   Maryland               100%
Route 642 Properties, Inc.             Maryland               100%
Scotia Crossing, Inc.                  Maryland               100%
Senate Properties, Inc.                Maryland               100%
Southdale Mortgage Inc.                Maryland               100%
Southwest Development Properties, Inc. Maryland               100%
Timonium Shopping Center, Inc.         Maryland               100%
Tempe Auto Center, Inc.                Maryland               100%
Wake Plaza, Inc.                       Maryland               100%
Wyaness, Inc.                          Maryland               100%

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



                                     MID-ATLANTIC REALTY TRUST

Date         3/13/95                 /s/s F. Patrick Hughes
                                     F. Patrick Hughes, President

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Date:         3/15/95            /s/s LeRoy E. Hoffberger
                                 LeRoy E. Hoffberger, Chairman

Date:         3/13/95            /s/s F. Patrick Hughes
                                 F. Patrick Hughes, Trustee, Principal
                                    Executive Officer

Date:         3/13/95            /s/s Paul G. Bollinger
                                 Paul G. Bollinger, Controller,
                                    Principal Financial Officer

Date:         3/13/95            /s/s Eugene T. Grady
                                 Eugene T. Grady, Treasurer

Date:
                                 Robert A. Frank, Trustee

Date:         3/15/95            /s/s Marc P. Blum
                                 Marc P. Blum, Trustee

Date:         3/15/95            /s/s M. Ronald Lipman
                                 M. Ronald Lipman, Trustee

Date:         3/14/95            /s/s Stanley J. Moss, Esquire
                                 Stanley J. Moss, Esquire, Trustee

Date:         3/15/95            /s/s Daniel S. Stone
                                 Daniel S. Stone, Trustee

Date:
                                 David F. Benson, Trustee