Form 10-Q
period 1995-03-31
MID ATLANTIC REALTY TRUST
filed 1995-05-05
CIK 909298

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
            (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           March 31, 1995

                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission File Number:        1-12286

                   MID-ATLANTIC REALTY TRUST
(Exact name of registrant as specified in its charter)

           MARYLAND                                 52-1832411
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

 1306 Concourse Drive, Suite 200, Linthicum                       21090
     (Address of principal executive offices)                    (Zip Code)

                      (410) 684-2000
           (Registrant's telephone number, including area code)

                                N/A
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES    X            NO

6,285,907 Common Shares were outstanding as of March 31, 1995.

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

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 5.   OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                       MID-ATLANTIC REALTY TRUST
                      Consolidated Balance Sheets
                                                   As of
                                     March 31, 1995    December 31, 1994
                                        (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 137,302,600         140,062,761
  Development operations .............    7,655,415           6,354,947
  Property held for development or sale.  8,600,547           8,630,465
                                        ------------        ------------
                                        153,558,562         155,048,173

Cash and cash equivalents  ...........      453,929             344,522
Notes and accounts
  receivable - tenants and other......    1,662,710           1,688,194
Due from joint venture partners ......    1,877,251           1,937,019
Prepaid expenses and deposits  .......      356,464             402,283
Deferred financing costs .............    3,461,108           3,422,376
                                        ------------        ------------
                                      $ 161,370,024         162,842,567
                                       ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ......................$  11,887,096          20,139,413
  Accounts payable and accrued expenses   2,236,925           3,534,277
  Mortgages payable ..................   60,829,438          53,251,140
  Convertible subordinated debentures.   60,000,000          60,000,000
  Deferred income.....................      676,014             730,466
  Minority interest in
    consolidated joint ventures ......      347,388             330,893
                                        ------------        ------------
                                        135,976,861         137,986,189
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -                   -
  Common shares of beneficial interest,
    $.01 par value, authorized 100,000,000,
    issued and outstanding, 6,285,907
    and 6,291,407, respectively              62,859              62,914
  Additional paid-in capital..........   42,558,644          42,602,505
  Accumulated deficit  ...............  (17,228,340)        (17,809,041)
                                        ------------        ------------
                                         25,393,163          24,856,378
                                        ------------        ------------
                                      $ 161,370,024         162,842,567
                                        ============        ============
     See accompanying notes to consolidated financial statements.

                       MID-ATLANTIC REALTY TRUST
                 Consolidated Statements of Operations
                              (UNAUDITED)

                                         Three Months Ended March 31,
                                            1995               1994

REVENUES:
  Rentals ............................$   5,969,903          5,341,820
  Gain on sales of properties
   held for sale, net ................        4,559               -
  Other ..............................      285,692            214,196
                                        ------------       ------------
                                          6,260,154          5,556,016
                                        ------------       ------------
COSTS AND EXPENSES:
  Interest  ..........................    2,771,316          2,544,179
  Depreciation and amortization
    of property and improvements .....    1,342,478          1,231,140
  Operating  .........................      794,464            892,853
  General and administrative .........      426,556            396,892
                                        ------------       ------------
                                          5,334,814          5,065,064
                                        ------------       ------------
EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      925,340            490,952

Minority interest expense ............     (197,342)          (125,981)
                                        ------------       ------------
EARNINGS FROM OPERATIONS  ............      727,998            364,971

Gain on life insurance proceeds ......    1,001,787               -
(Loss) gain on sales
  of operating properties ............     (377,358)           335,363
                                        ------------       ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE  .....    1,352,427            700,334
Cumulative effect of change in
  accounting for percentage rents ....      612,383               -
                                        ------------       ------------
NET EARNINGS  ........................$   1,964,810            700,334
                                        ============       ============







EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE PER SHARE
        PRIMARY ......................$        0.21               0.11
        FULLY DILUTED .................        0.22                N/A
Cumulative effect of change in
 accounting principle
        PRIMARY .......................        0.10                -
                                        ------------       ------------
        FULLY DILUTED .................        0.05                N/A
                                        ------------       ------------

NET EARNINGS PER SHARE
        PRIMARY .......................        0.31               0.11
                                        ============       ============
        FULLY DILUTED ................$        0.27                N/A
                                        ============       ============
  See accompanying notes to consolidated financial statements.

                              MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)
                                         Three Months Ended March 31,
                                            1995               1994
Cash flows from operating activities:
  Net earnings .......................$    1,964,810           700,334
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation and amortization .....    1,342,478         1,231,140
    Loss (gain on sales of
     operating properties .............      377,358          (335,363)
    Minority interest in earnings,net .      197,342           125,981
    Gain on sales of properties
     held for sale, net ...............       (4,559)             -
    Changes in operating assets and liabilities:
     Decrease in operating assets .....       71,303           477,854
     Decrease in operating liabilities    (1,351,804)       (2,355,837)
                                         ------------      ------------
        Total adjustments  ...........       632,118          (856,225)
                                         ------------      ------------
         NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES           2,596,928          (155,891)
                                         ------------      ------------
Cash flows from investing activities:
  Additions to properties ............    (1,831,037)         (948,435)
  Proceeds from sales of properties...     1,744,073         1,321,602
  Payments to minority partners, net        (121,079)         (163,659)
                                         ------------      ------------
         NET CASH (USED IN) PROVIDED BY
            INVESTING ACTIVITIES  ....      (208,043)          209,508
                                         ------------      ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......    14,350,000         2,400,000
  Principal payments on notes payable    (22,602,317)       (1,100,000)
  Proceeds from mortgages payable ....     7,700,000              -
  Principal payments on mortgages payable   (121,702)          (99,513)
  Additions to deferred finance costs       (177,434)           (4,104)
  Shares purchased ...................       (43,916)             -
  Dividends paid  ....................    (1,384,109)       (1,321,195)
                                         ------------      ------------
         NET CASH USED IN
            FINANCING ACTIVITIES .....    (2,279,478)         (124,812)
                                         ------------      ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............       109,407           (71,195)
CASH AND CASH EQUIVALENTS,
 beginning of period  ................       344,522           687,108
                                         ------------      ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$      453,929           615,913
                                         ============      ============
See accompanying notes to consolidated financial statements.

                         MID-ATLANTIC REALTY TRUST
                Notes To Consolidated Financial Statements
                                (UNAUDITED)

ORGANIZATION
  Mid-Atlantic Realty Trust (the "Company", or "MART") was formed on
June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. The Company is the successor to the operations of BTR Realty, Inc. (the predecessor to the company), (BTR), and qualifies as a real estate investment trust (REIT) for Federal income tax purposes.

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of March 31, 1995 and the consolidated statements of operations for the Company for the periods ended March 31, 1995 and March 31, 1994 and the consolidated statements of cash flows for the periods ended March 31, 1995 and March 31, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Mid-Atlantic Realty Trust December 31, 1994 Annual Report to Shareholders.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  Effective January 1, 1995 the Company changed its accounting treatment for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a breakpoint amount of sales for the period according to the lease agreement. During the year ended December 31, 1994 and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method recognizes percentage rent as rental revenues in the period when the actual percentage rent is earned. The Company began on January 1, 1995 estimating the percentage rent earned from major tenants and recorded the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995 was $612,383. The Company believes that this change is preferable since it provides better matching of revenues and expenses.

GAIN ON LIFE INSURANCE PROCEEDS
  In January, 1995, the Company received $1,002,000 in life insurance proceeds as a result of the death of a former general partner with, and officer of, BTR.

NET EARNINGS PER SHARE
  Due to the additional earnings from the cumulative effect of change in accounting for percentage rents, net earnings per share, for the three months ended March 31, 1995, when calculated on a fully diluted basis was dilutive. Therefore, net earnings per share was reported on both a primary and a fully diluted basis.

  Primary net earnings per share of common share and common share equivalents were computed by dividing net earnings by the primary weighted average number of common share and common share equivalents outstanding for each period.
The primary weighted average number of common shares and common share equivalents for the periods ended March 31, 1995 and March 31, 1994 was 6,290,751 and 6,291,407, respectively.

  Fully diluted net earnings per share of common share and common share equivalents were computed by dividing net earnings plus convertible debenture interest and convertible debenture amortization expense by the fully diluted weighted average number of common share and common share equivalents (assumes conversion of convertible debentures described below) outstanding for each period. The fully diluted weighted average number of common shares and common share equivalents for the periods ended March 31, 1995 and March 31, 1994 was 12,005,037 and 12,005,693, respectively. For the period ended March 31, 1994, the fully diluted earnings per share calculations were anti-dilutive and therefore not reported.

  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. The debentures, which are convertible at $10.50 per share, if fully converted, would produce an additional 5,714,286 shares.

  Pursuant to the 1993 Omnibus Share Plan ("Plan"), the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Trustees, officers and key employees of the Company, are eligible for the Plan. On February 1, 1994, the executive compensation committee of the Board of Trustees granted to trustees, officers and key employees 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting on February 1, 1994, 83,333 shares vesting on January 1, 1995 and the balance vesting over the next year. The average market price of MART shares for the period ended March 31, 1995 was $8.05 per share and the closing market price at March 31, 1995 was $8.00 per share. No options were exercised during the period ended March 31, 1995 and based on the market value of MART shares, the options, if converted, would be anti-dilutive.

ACQUISITION OF OUTSTANDING SHARES
  On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 5,500 shares in the three month period ended March 31, 1995 for $43,916, at an average price of $7.98 per share. Subsequently, the Company purchased an additional 93,100 shares in the month of April, 1995 for $716,175, at an average price of $7.69 per share.

SHAREHOLDERS' EQUITY
  During the three months ended March 31, 1995, shareholders' equity changed for the following items:
     - Net earnings of $1,964,810.
     - Dividend paid by MART of $1,384,109.
     - Stock purchased by MART of $43,916.

Part I. FINANCIAL INFORMATION
Item 2.
                         MID-ATLANTIC REALTY TRUST
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the three month period ended March 31, 1995 with the operations for the three month period ended March 31, 1994.

Comparison of three months ended March 31, 1995 to three months ended March 31, 1994

  Rental revenues increased by $628,000 or 12% to $5,970,000 for the three months ended March 31, 1995 from $5,342,000 for the three months ended
March 31, 1994. Net increases in occupancy and rental rates contributed to project rental increases of approximately $366,000. In addition, the purchase of the Shoppes at Easton in September, 1994 contributed to increased rental revenues of approximately $336,000. And, increased percentage rents of $26,000 contributed to increased rental revenues. The increases were offset by a $56,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton Bowling center. In addition, $44,000 in rental decreases were related to vacancies primarily due to the redevelopment of York Road Plaza. Because of the timing of the receipt of percentage rents in the three months ended March 31, 1995, there was no effect on income from the change in accounting for percentage rents.

  Gains on properties held for sale increased by $4,000, as there were no property sales during the three month period ended March 31, 1994.

  Other income increased by $72,000 to $286,000 from $214,000 primarily due to additional other income from fire insurance proceeds for lost rent at Rolling Road damaged by a fire in December, 1992.

  As a result of the above changes total revenues increased by $704,000 to $6,260,000 from $5,556,000.

  Interest expense increased by $227,000 to $2,771,000 from $2,544,000 primarily due to the increased debt for the purchase of the Shoppes at Easton.

  Depreciation and amortization increased by $111,000 to $1,342,000 from $1,231,000 primarily due to depreciation increases of approximately $57,000 related to the purchase of the Shoppes at Easton, and increased tenant improvements to Harford Mall (Hecht's Expansion) $26,000 and to the Gateway I & II Offices of $29,000.

  Operating expenses decreased by $98,000 to $795,000 from $893,000 primarily due to higher tenant occupancy resulting in lower landlord operating expenses.



  General and administrative expenses increased by $30,000 to $427,000 from $397,000 due primarily to a $35,000 accrued payroll expense for the incentive based compensation plan offset by lower insurance & professional fee expenses.

  Minority interest expense increased by $71,000 to $197,000 from $126,000 generally due to higher earnings in minority interest ventures.

  Earnings from operations increased by $363,000 to $728,000 from $365,000. For the three month period ended March 31, 1995, MART had a loss on the sale of the Regal Row warehouse operating property of $377,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations resulted in net earnings of $1,965,000 for the period. In the three month period ended March 31, 1994, MART recognized a gain on sales of operating properties of $335,000 (which included gains on the sales of Plantation Bowling Center of $279,000 and Orchard Landing Apartments of $56,000), which, when combined with the earnings from operations, resulted in net earnings of $700,000 for the period.


                                       7
MID-ATLANTIC REALTY TRUST
Part II. OTHER INFORMATION
Item 1. Legal Proceedings -    In the ordinary course of business, the
Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities -  None

Item 3. Defaults upon Senior Securities -  None

Item 4. Submission of Matters to a Vote of Security Holder -   The Annual
Meeting of Shareholders is to be held on May 12, 1995. At this time, matters which appeared on the April 5,1995 proxy statement will be submitted for approval.

Item 5. Other Information -
Summary Financial Data

  The following sets forth summary financial data which has been prepared by the Company without audit. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.


                            MID-ATLANTIC REALTY TRUST
                              Summary Financial Data
                      (In thousands, except per share data)

                                           Three months ended March 31,
                                                1995          1994

  Revenues                                    $6,260        $5,556

  Net earnings                                $1,965          $700
  Net earnings per share - primary             $0.31         $0.11
  Net earnings per share - fully diluted       $0.27           N/A

  OTHER FINANCIAL DATA:

  Funds from operations (FFO) (1) - primary   $2,066        $1,596

  FFO - fully diluted                         $3,210        $2,769

  Weighted average number of shares
     outstanding - primary                     6,291         6,291
  Weighted average number of shares
         outstanding - fully diluted          12,005        12,005

  SELECTED CASH FLOW DATA:

  Net cash flow provided by (used in)
    operating activities                      $2,597         ($156)



  (1) Funds from operations as defined by the National Association of Real
Estate Investment Trusts, Inc.   (NAREIT) -  Funds from operations means net
income (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, and gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The presentation of funds from operations is not normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP).

Item 6. Exhibits and Reports on Form 8-K -

Exhibit No. 18 - Letter regarding change in accounting principles
     See Accountants letter filed with this report.

Exhibit No. 27 - Financial Data Schedule
     Filed thru EDGAR

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




                                      MID-ATLANTIC REALTY TRUST AND
                                      SUBSIDIARIES
                                       (Registrant)




Date      5/5/95                     By  /s/ F. Patrick Hughes
                                             F. Patrick Hughes
                                             President
                                             Principal Executive Officer



Date      5/5/95                     By  /s/ Paul G. Bollinger
                                             Paul G. Bollinger
                                             Controller
                                             Principal Financial Officer