Form 10-Q
period 1995-06-30
MID ATLANTIC REALTY TRUST
filed 1995-07-28
CIK 909298

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


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             June 30, 1995

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

                             YES    X            NO

6,194,711 Common Shares were outstanding as of June 30, 1995.

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

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                   As of
                                      June 30, 1995     December 31, 1994
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 136,470,624         140,062,761
  Development operations .............   12,515,510           6,354,947
  Property held for development or sale   8,603,430           8,630,465
                                        ------------        ------------
                                        157,589,564         155,048,173

Cash and cash equivalents  ...........      728,641             344,522
Notes and accounts
  receivable - tenants and other......    1,430,303           1,688,194
Due from joint venture partners ......    1,819,361           1,937,019
Prepaid expenses and deposits  .......      254,894             402,283
Deferred financing costs .............    3,321,034           3,422,376
                                        ------------        ------------
                                      $ 165,143,797         162,842,567
                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ......................$  15,734,778          20,139,413
  Accounts payable and accrued expenses   3,805,201           3,534,277
  Mortgages payable ..................   60,690,919          53,251,140
  Convertible subordinated debentures.   59,980,000          60,000,000
  Deferred income.....................      664,065             730,466
  Minority interest in
    consolidated joint ventures ......      365,484             330,893
                                        ------------        ------------
                                        141,240,447         137,986,189
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....          -                   -

  Common shares of beneficial interest
    $.01 par value, authorized
    100,000,000 shares, issued
    and outstanding, 6,194,711 and
    6,291,407, respectively                   61,947               62,914
  Additional paid-in capital..........    41,862,522           42,602,505
 Distributions in excess of accumulated
  earnings ...........................   (18,021,119)        (17,809,041)
                                         ------------        ------------
                                          23,903,350          24,856,378
                                         ------------        ------------
                                       $ 165,143,797         162,842,567
                                         ============        ============

        See accompanying notes to consolidated financial statements.

                         MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                            (UNAUDITED)


                                                   Six Months Ended June 30,
                                                   1995               1994

REVENUES:
  Rentals ............................$         11,686,651        10,974,518
  Gain on sales of properties held
           for sale, net .............             4,559              -
Other ..............................             581,713           449,770
                                               ------------      ------------
                                                12,272,923        11,424,288

COSTS AND EXPENSES:
  Interest  ..........................           5,549,246         5,077,553
  Depreciation and amortization
    of property and improvements .....           2,702,376         2,481,381
  Operating  .........................           1,537,675         1,658,778
  General and administrative .........             830,009           781,952
                                               ------------      ------------
                                                10,619,306         9,999,664

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........           1,653,617         1,424,624
Minority interest expense  ..........            (355,561)          (309,148)
                                               ------------      ------------

EARNINGS FROM OPERATIONS  ............           1,298,056         1,115,476

Gain on life insurance proceeds ......           1,001,787
(Loss) gain on sales of operating
   properties ........................            (377,358)          335,363
                                               ------------      ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......           1,922,485         1,450,839

Cumulative effect of change in
    accounting for percentage rents ..             612,383               -
                                               ------------      ------------

NET EARNINGS .........................$          2,534,868        (1,450,839)
                                               ============      ============



PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          0.31              0.23

Cumulative effect of change in
    accounting principle .............                0.10               -
                                               ------------      ------------
NET EARNINGS .........................               $0.41              0.23
                                               ============      ============


                                                 Three Months Ended June 30,
                                                   1995               1994

REVENUES:
  Rentals ............................$          5,716,748         5,632,698
  Gain on sales of properties held
           for sale, net .............                 -                 -
  Other ..............................             296,021           235,574
                                                -----------      ------------
                                                 6,012,769         5,868,272

COSTS AND EXPENSES:
  Interest  ..........................           2,777,930         2,533,374
  Depreciation and amortization
    of property and improvements .....           1,359,898         1,250,241
  Operating  .........................             743,211           765,925
  General and administrative .........             403,453           385,060
                                               ------------      ------------
                                                 5,284,492         4,934,600


EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........             728,277           933,672
Minority interest expense ............            (158,219)         (183,167)
                                               ------------      ------------

EARNINGS FROM OPERATIONS  ............             570,058           750,505

Gain on life insurance proceeds ......                 -                 -
(Loss) gain on sales of operating
   properties ........................                -                  -
                                               ------------      ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                    570,058           750,505

Cumulative effect of change in
     accounting for percentage rents ..               -                  -
                                               ------------      ------------

NET EARNINGS  .........................$           570,058          750,505
                                               ============     =============

PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                     0.09             0.12

Cumulative effect of change in
    accounting principle ..............                -                -


NET EARNINGS   .......................              $0.09            0.12
                                              ============     ============



See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)
                                                  Six Months Ended June 30,
                                                     1995           1994

Cash flows from operating activities:
  Net earnings .......................$           2,534,868       1,450,839
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....            2,702,376       2,481,381
    Loss (gain) on sales of operating
      properties .....................              377,358        (335,363)
    Minority interest in earnings, net              355,561         309,148
    Gain on sales of properties held for
      sale, net ......................               (4,559)            -
    Changes in operating assets and liabilities:
     Decrease in operating assets ...               405,280         544,695
     Increase (decrease) in operating
      liabilities ...................               204,523        (589,399)
                                                ------------      ----------
        Total adjustments ...........             4,040,539       2,410,462
                                                ------------      ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .........................            6,575,407       3,861,301

Cash flows from investing activities:
  Additions to properties ............           (7,077,363)     (1,646,490)
  Proceeds from sales of properties...            1,744,073       1,321,602
  Receipts from minority partners ....              181,000          51,000
  Payments to minority partners ......             (384,312)       (543,595)
                                                ------------    ------------
NET CASH USED IN INVESTING
  ACTIVITIES  ........................           (5,536,602)       (817,483)
                                                ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......           32,600,000       2,754,048
  Principle payments on notes payable           (37,004,635)     (3,310,000)
  Proceeds from mortgages payable ....            7,700,000             -
  Principal payments on mortgages payable          (260,221)       (208,805)
  Additions to deferred finance costs              (182,792)         (4,104)
  Shares purchased ...................             (760,092)            -
  Dividends paid  ....................           (2,746,946)     (2,642,391)
                                                ------------     -----------
NET CASH USED IN FINANCING ACTIVITIES              (654,686)     (3,411,252)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............              384,119        (367,434)
CASH AND CASH EQUIVALENTS,
 beginning of period  ................              344,522         687,108
                                                ------------    ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$            728,641         319,674

In April, 1995, $20,000 in convertible debentures were converted to 1,904 common shares of beneficial interest decreasing convertible subordinated debentures by $20,000, decreasing deferred financing costs by $858 and increasing shareholders equity by $19,412. During the six month period ended June 30, 1994, $208,427 in interest costs were capitalized as construction period interest in development operations.

See accompanying notes to consolidated financial statements.

                                          5
                         MID-ATLANTIC REALTY TRUST
                Notes To Consolidated Financial Statements
                                (UNAUDITED)

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of June 30, 1995 and the consolidated statements of operations for the Company for the three and six month periods ended June 30, 1995 and June 30, 1994 and the consolidated statements of cash flows for the periods ended June 30, 1995 and June 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

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

Certain amounts for 1994 have been reclassified to conform to 1995 presentation.

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

NET EARNINGS PER SHARE
  Net earnings per share of common share and common share equivalents were computed by dividing net earnings by the primary weighted average number of common share and common share equivalents outstanding for each period. The weighted average number of common shares and common share equivalents for the six month periods ended June 30, 1995 and June 30, 1994 was 6,252,446 and 6,291,407, respectively. The weighted average number of common shares and common share equivalents for the three month periods ended June 30, 1995 and June 30, 1994 was 6,214,566 and 6,291,407, respectively.

  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. In April, 1995, $20,000 in debentures were converted to 1,904 common shares of beneficial interest and $8 (due to fractional shares). The balance of the debentures, of $59,980,000, convertible at $10.50 per share, if fully converted, would produce an additional 5,712,381 shares.

  Pursuant to the 1993 Omnibus Share Plan ("Plan"), the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Trustees, officers and key employees of the Company, are eligible for the Plan. On February 1, 1994, the executive compensation committee of the Board of Trustees granted to trustees, officers and key employees 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting on February 1, 1994, 83,333 shares vesting on January 1, 1995 and the balance vesting over the next year. The average market price of MART shares for the three and six month periods ended June 30, 1995 was $8.58 and $8.32 per share, respectively, and the closing market price at June 30, 1995 was $8.75 per share. No options were exercised during the period ended June 30, 1995 and based on the market value of MART shares, the options, if converted, would be anti-dilutive.

ACQUISTION OF OUTSTANDING SHARES
  On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 98,600 shares in the six month period ended June 30, 1995 for $760,092, at an average price of $7.71 per share. Subsequently, the Company purchased an additional 65,500 shares in the month of July, 1995 for $529,557, at an average price of $8.08 per share.

SHAREHOLDERS' EQUITY
  During the six months ended June 30, 1995, shareholders' equity changed for the following items:
                   -     Net earnings of $2,534,868.
                   -     Dividend paid by MART of $2,746,946.
                   -     Shares purchased by MART of $760,092.
                   -     Common shares and Additional paid in capital
                          increased by $19,142 due to conversion of $20,000 in debentures.

Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the three and six month periods ended June 30, 1995 with the operations for the three and six month periods ended June 30, 1994.

Comparison of six months ended June 30, 1995 to six months ended June 30,
1994

  Rental revenues increased by $712,000 or 6% to $11,687,000 for the six months ended June 30, 1995 from $10,975,000 for the six months ended June 30, 1994. Net increases in occupancy and rental rates contributed to project rental increases of approximately $632,000. In addition, the purchase of the Shoppes at Easton in September, 1994 contributed to increased rental revenues of approximately $661,000. And, increased percentage rents of $110,000 contributed to increased rental revenues. The increases were offset by a $460,000 decrease in rental revenues attributable to the timing change in accounting for percentage rents. The increases were also offset by a $139,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton Bowling center. In addition, $92,000 in rental decreases were related to vacancies primarily due to the redevelopment of York Road Plaza.

  Other income increased by $132,000 to $581,000 from $449,000 primarily due to additional other income from an increase due to fire insurance proceeds for lost rent at Rolling Road damaged by a fire in December, 1992, and other income at Harford Mall.

  In total, total revenues increased by $849,000 to $12,273,000 from $11,424,000.

  Interest expense increased by $472,000 to $5,550,000 from $5,078,000 primarily due to the increased debt for the purchase of the Shoppes at Easton.

  Depreciation and amortization increased by $221,000 to $2,702,000 from $2,481,000 primarily due to depreciation increases of approximately $121,000 related to the purchase of the Shoppes at Easton, and increased tenant improvements to Harford Mall (Hecht's Expansion) $58,000 and to the Gateway I & II Offices of $67,000.

  Operating expenses decreased by $121,000 to $1,538,000 from $1,659,000 primarily due to higher tenant occupancy resulting in lower landlord operating expenses.

  General and administrative expenses increased by $48,000 to $830,000 from $782,000 due primarily to a $70,000 expense for the incentive based compensation plan offset by lower insurance & professional fee expenses.

  Minority interest increased by $47,000 to $356,000 from $309,000 generally due to higher earnings in minority interest ventures.

  Earnings from operations increased by $182,000 to $1,298,000 from $1,116,000. For the six month period ended June 30, 1995, MART recognized a loss on the sale of the Regal Row warehouse operating property of $377,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings form operations resulted in net earnings of $2,535,000 for the period. For the six month period ended June 30, 1994, MART recognized a gain on sales of operating properties of $335,000 (which included gains on the sales of Plantation Bowling Center of $279,000 and Orchard Landing Apartments of $56,000), which, when combined with earnings from operations, resulted in net earnings of $1,451,000 for the period.

                                                       Continued

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANICAL CONDITION AND RESULTS OF OPERATIONS-Continued

Comparison of three months ended June 30, 1995 to three months ended June 30,
1994

  Rental revenues increased by $84,000 or 1% to $5,717,000 for the three months ended June 30, 1995 from $5,633,000 for the three months ended June 30, 1994. Net increases in occupancy and rental rates contributed to project rental increases of approximately $293,000. In addition, the purchase of the Shoppes at Easton in September, 1994 contributed to increased rental revenues of approximately $325,000. And, increased percentage rents of $11,000 contributed to increased rental revenues. The increases were offset by a $388,000 decrease in rental revenues attributable to the change in accounting for percentage rents. The increases were also offset by a $92,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton Bowling center. In addition, $65,000 in rental decreases were related to vacancies primarily due to the redevelopment of York Road Plaza.

  Other income increased by $61,000 to $296,000 from $235,000 primarily due to other income from Harford Mall.

  As of result of the above changes total revenues increased by $145,000 to $6,013,000 from $5,868,000.

  Interest expense increased by $245,000 to $2,778,000 from $2,533,000 primarily due to the increased debt for the purchase of the Shoppes at Easton.

  Depreciation and amortization increased by $110,000 to $1,360,000 from $1,250,000 primarily due to depreciation increases of approximately $63,000 related to the purchase of the Shoppes at Easton, and increased tenant improvements to Harford Mall (Hecht's Expansion) $32,000 and to the Gateway I & II Offices of $37,000.

  Operating expense decreased by $23,000 to $743,000 from $766,000 primarily due to higher tenant occupancy resulting in lower landlord operating expenses and the sale of the Regal Row warehouse project in February, 1995.

  General and administrative expenses increased by $18,000 to $403,000 from $385,000 due primarily to a $35,000 expense for the incentive based compensation plan offset by lower insurance & professional fee expenses.

  Minority interest expense decreased by $25,000 to $158,000 from $183,000 generally due to higher earnings in 1994 in minority interest ventures as a result of the accounting change for percentage rents in 1995.

  Net earnings decreased by $181,000 to $570,000 from $751,000.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings -    In the ordinary course of business, the
Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities -                None

Item 3. Defaults upon Senior Securities -      None

Item 4. Submission of Matters to a Vote of Security Holders        - The
Annual Meeting of Shareholders was held on May 12, 1995. Elected to serve for the ensuing year and until the election and qualifications of their successors were: Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, David Benson, and Stanley
J. Moss.
Matter Voted Upon                    For          Against        Withheld
a. Election of Trustees:
          Marc P. Blum           5,851,003           -            48,344
          Robert A. Frank        5,851,203           -            48,144
          LeRoy E. Hoffberger    5,851,003           -            48,344
          F. Patrick Hughes      5,851,203           -            48,144
          M. Ronald Lipman       5,851,170           -            48,177
          Daniel S. Stone        5,850,951           -            48,396
          David F. Benson        5,850,918           -            48,429
          Stanley J. Moss        5,850,935           -            48,412

b. Proposal to approve the appointment
of KPMG Peat Marwick LLP as the independent
certified public accountants of MART
for the fiscal year ending
December 31, 1995:               5,860,511         25,862         12,974

Because the matters voted upon at the meeting required the approval of only a majority of the votes cast at the meeting, votes withheld, abstentions and broker non-votes had no effect upon the ultimate outcome of the vote.

MID-ATLANTIC REALTY TRUST
Item 5. Other Information -
Summary Financial Data

  The following sets forth summary financial data which has been prepared by
the Company without audit.   Management believes the following data should be
used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)
                                  Six months ended     Three months ended
                                     June 30,              June 30,
                                  1995        1994      1995        1994
Revenues                        $12,273     $11,424    $6,013      $5,868

Net earnings                     $2,535      $1,451      $570        $751
Net earnings per share-primary    $0.41       $0.23     $0.09       $0.12

OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1)(2)-primary      $3,996      $3,597    $1,930      $2,001

FFO - fully diluted (2)          $6,283      $5,913    $3,074      $3,144


Weighted average number of
  shares outstanding - primary    6,252       6,291     6,215       6,291
Weighted average number of shares
  outstanding - fully diluted    11,965      12,005    11,927      12,005

SELECTED CASH FLOW DATA:

Net cash flow provided by
(used in) operating activities   $6,575      $3,861

  (1) Funds from operations as defined by the National Association of Real
Estate Investment Trusts, Inc.   (NAREIT) - Funds from operations means net
income (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, and gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an alternative to net income as defined by GAAP. The presentation of funds from operations is not normally included in financial statements prepared in accordance with GAAP.

  (2) FFO for the six and three months ended June 30, 1994, if presented on the same basis as 1995 would be lower due to a change in the accounting treatment of percentage rents of approximately $460,000,( or $.07 per share, primary, or $.04 per share fully diluted) and $388,000 (or $.06 per share, primary, or $.03 per share fully diluted), respectively. The new method of accounting for percentage rents, which is described in the notes to the consolidated financial statements, was adopted effective January 1, 1995.

Item 6.  Exhibits and Reports on Form 8-K -
Exhibit No. 18 - Letter regarding change in accounting principles
             None

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date    7/27/95                        By /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date    7/27/95                       By   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Controller
                                           Principal Financial Officer

























                                    10

[PERIOD-TYPE]                               6-MOS
[FISCAL-YEAR-END]                           DEC-31-1995
[PERIOD-END]                                JUN-30-1995
[CASH]                                    729
[SECURITIES]                                0
[RECEIVABLES]                           1,430
[ALLOWANCES]                              328
[INVENTORY]                                 0
[CURRENT-ASSETS]<F1>                        0
[PP&E]                                157,590
[DEPRECIATION]                         38,132
[TOTAL-ASSETS]                        165,144
[CURRENT-LIABILITIES]<F1>                   0
[BONDS]                               120,671
[COMMON]                                   62
[PREFERRED-MANDATORY]                       0
[PREFERRED]                                 0
[OTHER-SE]                             23,841
[TOTAL-LIABILITY-AND-EQUITY]          165,144
[SALES]                                     0
[TOTAL-REVENUES]                       12,273
[CGS]                                       0
[TOTAL-COSTS]                          10,619
[OTHER-EXPENSES]                          356
[LOSS-PROVISION]                            0
[INTEREST-EXPENSE]                      5,549
[INCOME-PRETAX]                         1,923
[INCOME-TAX]                                0
[INCOME-CONTINUING]                     1,923
[DISCONTINUED]                              0
[EXTRAORDINARY]                             0
[CHANGES]                                 612
[NET-INCOME]                            2,535
[EPS-PRIMARY]                             .41
[EPS-DILUTED]                             .41

<F1> Mid-Atlantic Realty Trust (MART) is in the specialized real estate
<F1> insustry for which the current/noncurrent distinction is deemed in
<F1> practice to have little or no relevance.  Therefore, MART prepares
<F1> unclassified balance sheets wlhich do not report current assets or
<F1> current liabilities.