Form 10-K/A
period 1994-12-31
MID ATLANTIC REALTY TRUST
filed 1995-07-31
CIK 909298

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A NO. 1

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

            1994                                 High            Low
            First Quarter                       10 3/8          8 1/2
            Second Quarter                       9 3/4          8 7/8
            Third Quarter                        9 1/4          8 1/2
            Fourth Quarter                       9 1/4          7 3/8

            1993                                 High            Low
   September 11 (Inception) - September 30      10 3/4         10 1/4
   Fourth Quarter                                 11             9

    Cash dividends paid to holders of MART's shares during the periods indicated are as follows:

            1994                         Cash Dividend Paid
            First Quarter                      $0.21
            Second Quarter                     $0.21
            Third Quarter                      $0.21
            Fourth Quarter                     $0.22
                     Total 1994                $0.85

            1993                         Cash Dividend Paid
            Fourth Quarter                     $0.05

   For record shareholders of MART during the entire year, 1994, it was determined that the $.85 per share dividend for 1994 is taxable as follows:

                                                    Per Share

   Ordinary Dividend - taxable as ordinary income       $0.55
   Capital Gain Distribution - taxable as capital gain  $0.06
   Non-taxable Distribution - return of capital
     or taxable gain - (depending on a shareholder's
     basis in MART shares)                              $0.24

              Total Gross Dividend - 1994               $0.85

 For record shareholders of MART during the entire year, 1993, it was determined that the $.05 per share dividend for 1994 is taxable as follows:

                                                    Per Share

   Ordinary Dividend - taxable as ordinary income       $0.05

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
12,005

     (1) Funds from operations as defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) -funds from operations means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operations as defined by generally accepted accounting principles
(GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an alternative to net income as defined by GAAP. The presentation of FFO is not normally included in financial statements prepared in accordance with GAAP.

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

Cash Flow comparison of 1994 to 1993

       Net cash flow provided by operating activities increased by $157,000, to $7,766,000 for the year endedDecember 31, 1994 from $7,609,000 for the year ended December 31, 1993. Net cash flow increased generally due to the following: An increase in net earnings of $5,054,000 (described above), an increase of $886,000 due to increases in depreciation and minority interest expense adjustments, an increase of $611,000 due to increased lease cancellation fees deferred in
 1994, an increase of $461,000 due to deferred income tax liability for 1993 (See Note L), and the balance of the increases, $31,000, was an increase in operating assets. The increases were offset by decreases of $4,138,000 related to reductions in operating liabilities. Other major decreases in net cash flow were due to $1,279,000 in unrecoverable development cost decreases, a $1,122,000 decrease related to the gain on the sales of operating properties in 1994, and other decreases totaling $347,000 primarily related to the extraordinary loss on early extinguishment of debt in 1993.




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



                                          KPMG PEAT MARWICK LLP

Baltimore, Maryland
February 16, 1995

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES

                     Consolidated Balance Sheets

                                                  As of
                                               December 31,
                                        1994                  1993

ASSETS
Properties:
 Operating properties
   (Notes C and D)............$       140,062,761
127,713,850   Development operations
   (Note E)...................          6,354,947
2,128,434   Property held for
   development or sale .......          8,630,465
9,169,232                                       -------------
 -------------
                                      155,048,173
139,011,516

 Cash and cash equivalents ....           344,522
687,108   Notes and accounts
   receivable - tenants
   and other (Note F)..........         1,688,194
2,357,791   Due from joint venture
   partners ...................         1,937,019
1,701,708   Prepaid expenses and deposits.           402,283
      403,075   Refundable income taxes ......              -
           24,045   Net assets of properties to

   be sold (Note G) ...........              -
449,219
 Deferred financing costs
   (Note H) ...................         3,422,376
3,928,590                                       -------------
 -------------                                 $      162,842,567
       148,563,052
=============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Notes payable (Note I).......$        20,139,413
2,800,000   Accounts payable and accrued
   expenses (Note J)..........          3,534,277
4,377,411   Mortgages payable (Note D) ..         53,251,140
   53,694,372   Convertible subordinated
   debentures (Note K)........         60,000,000
60,000,000
 Deferred income .............            730,466
133,468   Minority interest in
   consolidated joint ventures            330,893
250,432
 Income taxes currently payable -
      state (Note L)..........               -
19,581                                       -------------
- - ------------                                       137,986,189
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
      148,563,052                                       =============
      =============

See accompanying notes to consolidated financial statements.
                               26
















































MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)
                    Consolidated Statements of Operations

                  Mid-Atlantic Realty Trust ||   BTR Realty, Inc.
                 Year Ended  September 11 to||January 1 to Year Ended
                December 31,  December 31,  ||September 10, December
31,                       1994          1993     ||    1993
1992
                                            ||
REVENUES:                                   ||
 Rentals ........$ 21,890,446    6,061,175  || 14,620,418
20,217,251    Gain on sales of                          ||
   properties held                          ||
   for sale, net       81,313         -     ||     31,501
281,511    Sales of residential                      ||
   property .....        -            -     ||  1,032,000
1,120,750    Other (Note P)      877,122      515,509  ||    228,292
  1,035,621                    ------------  ----------- ||------------
 ------------                     22,848,881    6,576,684  ||
15,912,211   22,655,133                    ------------  -----------
||------------ ------------
COSTS AND EXPENSES:                         ||
 Interest .......  10,342,725    3,076,060  ||  9,278,198
14,032,352   Depreciation and                           ||
  amortization of property                  ||
  and improvements  5,083,384    1,502,449  ||  3,233,530
4,778,432   Operating ......   3,336,415    1,104,193  ||  2,649,341
  3,985,439   General and                                ||
  administrative    1,751,101      300,625  ||  1,053,295
1,223,319   Cost of residential                        ||
  property sold .        -            -     ||  1,008,475
1,067,806   Unrecoverable                              ||
  development costs      -            -     ||  1,278,817
262,147                    ------------  ----------- ||------------
- - ------------                     20,513,625    5,983,327  ||
18,501,656   25,349,495                    ------------  -----------
||------------ ------------
EARNINGS (LOSS) FROM                        ||
 OPERATIONS BEFORE                          ||
 MINORITY INTEREST  2,335,256      593,357  || (2,589,445)
(2,694,362)  Minority interest                           ||
 (expense) benefit   (540,744)    (125,883) ||    124,129
156,460                    ------------  ----------- ||------------
- - ------------
EARNINGS (LOSS) FROM                        ||
 OPERATIONS .....   1,794,512      467,474  || (2,465,316)
(2,537,902) Gain on Fire                                ||
 Damage .........        -            -     ||       -
1,340,000
Gain (loss) on                              ||
 sales of operating                         ||
 properties         1,121,774         -     ||       -
(47,573)                    ------------  ----------- ||------------
- - ------------
EARNINGS (LOSS) BEFORE INCOME               ||
 TAXES, CUMULATIVE EFFECT OF                ||
 CHANGE IN ACCOUNTING                       ||
 PRINCIPLE & EXTRAORDINARY                  ||
 ITEM               2,916,286      467,474  || (2,465,316)
(1,245,475)
 Income tax benefit,                        ||
  net (Note L) ..        -            -     ||    408,210
126,518                    ------------  ----------- ||------------
- - ------------
EARNINGS (LOSS) BEFORE                      ||
 CUMULATIVE EFFECT OF                       ||
 CHANGE IN ACCOUNTING                       ||
 PRINCIPLE AND                              ||
 EXTRAORDINARY                              ||
 ITEM ...........   2,916,286      467,474  || (2,057,106)
(1,118,957) Cumulative effect                           ||
 of change in accounting                    ||
 for income taxes        -            -     ||       -
1,286,000
                  ------------  ----------- ||------------ ------------
EARNINGS (LOSS)                             ||
 BEFORE EXTRAORDINARY                       ||
 ITEM ...........   2,916,286      467,474  || (2,057,106)
167,043 Extraordinary item -                        ||
 Loss on early                              ||
 extinguishment                             ||
 of debt ........        -            -     ||   (548,323)        -
                  ------------  ----------- ||------------ ------------
NET EARNINGS                                ||
 (LOSS) .........$  2,916,286      467,474  || (2,605,429)
167,043                    ============  =========== ||============
============
                                            ||
Earnings (loss) per share                   ||
 before cumulative effect                   ||
 of change in accounting                    ||
 principle and extraordinary                ||
 item ...........$       0.46         0.07  ||      (0.24)
(0.13) Cumulative effect of                        ||
 change in accounting                       ||
 principle               -            -     ||       -
0.15
                  ------------  ----------- ||------------ ------------
Earnings (loss) per                         ||
 share before extraordinary                 ||
 item ............       0.46         0.07  ||      (0.24)
0.02 Extraordinary item -                        ||
 early extinguishment                       ||
 of debt ........        -            -     ||      (0.06)        -
                  ------------  ----------- ||------------ ------------
NET EARNINGS (LOSS)                         ||
 PER SHARE ......$       0.46         0.07  ||      (0.30)
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

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

                   Consolidated Statements of Cash Flows


                  Mid-Atlantic Realty Trust ||    BTR Realty, Inc.
                 Year Ended  September 11 to||January 1 to  Year
Ended
                 December 31,  December 31, ||September 10, December
31,                       1994          1993     ||     1993
 1992
                                            ||
Cash flows from                             ||
 operating activities:                      ||
  Net earnings                              ||
 (loss)          $2,916,286       467,474   || (2,605,429)
167,043
  Adjustments to reconcile                  ||
   net earnings (loss)                      ||
   to net cash provided                     ||
   by operating activities:                 ||
    Depreciation and                        ||
     amortization 5,083,384     1,502,449   ||  3,233,530
4,778,432      Minority interest                       ||
     in earnings (loss),                    ||
     net .........  540,744       125,883   ||   (124,129)
(156,460)      (Gain) loss on sales                    ||
     of operating                           ||
     properties .(1,121,774)         -      ||       -
47,573      Gain on sales of                        ||
     residential properties                 ||
     and properties held                    ||
     for sale, net  (81,313)         -      ||     (7,976)
(334,455)
    Unrecoverable                           ||
     development                            ||
     costs             -             -      ||  1,278,817
262,147      Loss on early                           ||
     extinguishment                         ||
     of debt -                              ||
     capitalized ..    -             -      ||    273,308          -
    Deferred income                         ||
     taxes benefit ..  -             -      ||   (460,570)
(118,000)
    Gain on fire damage of                  ||
     operating                              ||
     property          -             -      ||       -
(1,340,000)
    Cumulative effect of                    ||
     change in accounting                   ||
     principle ...     -             -      ||       -
(1,286,000)
    Stock compensation                      ||
     plan accrual ..   -             -      ||       -
(268,900)      Changes in operating                    ||
     assets and liabilities:                ||
      Decrease in operating                 ||
       assets ....  694,434       108,480   ||    555,067
869,252        Increase (decrease)                   ||
       in deferred rental                   ||
       income ..... 610,678      (974,173)  ||    974,173          -
      (Decrease) increase                   ||
       in operating                         ||
       liabilities (876,395)    2,249,233   ||  1,012,844
(1,371,494)                   -----------  ------------  || -----------
 -----------          Total                              ||
         adjust-                            ||
         ments... 4,849,758     3,011,872   ||  6,735,064
1,082,095                   -----------  ------------  || -----------
 -----------      NET CASH PROVIDED BY                    ||
     OPERATING                              ||
     ACTIVITIES   7,766,044     3,479,346   ||  4,129,635
1,249,138                   -----------  ------------  || -----------
 -----------                                              ||
Cash flows from                             ||
 investing activities:                      ||
    Additions to                            ||
     properties (22,197,577)   (6,173,532)  || (1,379,710)
(2,967,398)      Proceeds from                           ||
     sales of                               ||
     properties.  3,263,444          -      ||  1,646,748
4,796,907

Payments to                           ||
  minority partners                     ||
      .......   (792,394)     (256,009)  ||    (117,382)   (202,433)
Receipts from                           ||
  minority partners                     ||
      .......   96,800     42,253    ||    287,606       350,272

Purchases of                            ||
     investments..     -             -      ||       -
(21,753)      Transfer or sale of                     ||
     investments....   -             -      ||       -
625,921                   -----------  ------------  || -----------
 -----------      NET CASH (USED IN)                      ||
     PROVIDED BY                            ||
     INVESTING                              ||
     ACTIVITIES (19,629,727)   (6,387,288)  ||    437,262
2,581,516
                ------------   -----------  || -----------   -----------

                                             (CONTINUED)

MID-ATLANTIC REALTY TRUST (COMPANY) & BTR REALTY, INC. (PREDECESSOR TO THE COMPANY)

            Consolidated Statements of Cash Flows - (Continued)


                  Mid-Atlantic Realty Trust ||    BTR Realty, Inc.
                 Year Ended  September 11 to||January 1 to   Year
Ended                   December 31,  December 31, ||September 10,
December 31,                       1994          1993     ||     1993
        1992
                                            ||
Cash flows from                             ||
 financing activities:                      ||
  Proceeds from                             ||
   notes payable $39,456,366     3,100,000  || 90,832,649
7,044,500    Principal                                 ||
   payments on                              ||
   on notes                                 ||
   payable       (22,116,953)  (87,486,651) || (7,475,452)
(8,285,036)
  Proceeds from                             ||
   mortgages payable    -             -     ||  2,682,600
1,076,444    Principal payments                        ||
   on mortgages                             ||
   payable  ......  (443,232)   (3,143,953) ||(46,709,513)
(2,446,767)
  Proceeds from                             ||
   construction                             ||
   loans payable ..     -             -     ||       -
1,087,244    Payments on                               ||
   construction                             ||
   loans payable ..     -             -     ||(37,831,945)
(2,332,591)
  Additions to deferred                     ||
   finance costs -                          ||
   other.........    (27,388)     (171,954) ||    (45,149)
(33,807)    Proceeds from sale                        ||
   of convertible                           ||
   debentures ..        -       60,000,000  ||       -             -
  Additions to deferred                     ||
   finance costs -                          ||
   debentures.....      -       (3,063,274) ||       -             -
                   Net proceeds from                         ||
   sale of common                           ||
   shares .......       -       33,453,455  ||       -             -

  Sinking fund                              ||
   payments             -             -      ||       -
(41,083)
  Stock issued -                            ||
   options exercised                        ||
   in compensation                          ||
   plan  ........       -             -     ||    225,258          -

  Stock canceled -                          ||
   employee note                            ||
   payment  ......      -             -     ||   (177,051)         -
  Dividends paid .(5,347,696)     (314,570) || (4,944,879)         -
                  -----------   ----------- || -----------    ----------
                                             ||      NET CASH PROVIDED
                     ||      BY (USED IN)                         ||
       FINANCING                            ||
       ACTIVITIES 11,521,097     2,373,053  || (3,443,482)
(3,931,096)
                  -----------   ----------- || -----------   -----------
NET (DECREASE)                              ||INCREASE IN CASH
                        ||AND CASH                                   ||
 EQUIVALENTS        (342,586)     (534,889) ||  1,123,415
(100,442)

CASH AND CASH                               ||
 EQUIVALENTS,                               ||
 beginning of                               ||
 period              687,108     1,221,997  ||     98,582
199,024                     ----------   ----------- || -----------
 ------------                                           ||
CASH AND CASH                               ||
 EQUIVALENTS,                               ||
 end of period ...  $344,522       687,108  ||  1,221,997
98,582                    ===========   =========== || ===========
===========
                                            ||
Supplemental disclosures of                 ||
 cash flow information:                     ||
Cash paid for:                              ||
 Interest (net of amounts                   ||
  capitalized)   $10,404,859     1,659,428  ||  9,218,811
14,009,774    Income taxes ..       -           20,560  ||     16,813
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

   The Company owns 100% majority interests in corporate subsidiaries which are general managing partners as well as limited partners of several partnerships which have outside partners with 50% interests. Based upon the structure of the respective partnership management agreements the Company has control (as defined by the Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority- Owned Subsidiaries", which describes the full consolidation method as preferable to the equity method where there is a 50% or less financial interest but control) over the 50% owned partnerships. The Company uses the full consolidation method to record the 50% owned partnerships.

   In September, 1993, MART loaned to outside partners funds to cover their respective partner share of partnership mortgage paydowns using their respective equity interests in the partnerships as collateral for the notes receivable. The company eliminates the notes receivable against what is due from joint venture partners. The interest on the partner notes is recognized as interest income.

   Recognition Of Revenue From Rentals

   The Company earns rental income under operating leases with tenants. Minimum rental payments are recognized as rental revenues in the period when they are earned according to the applicable lease term. Percentage rents are recognized as rental revenues in the period when the actual percentage rent was billed and received.

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
                                        ============  ===========

D.  PROPERTIES AND RELATED ACCUMULATED DEPRECIATION AND
AMORTIZATION
AND
        MORTGAGES PAYABLE

   A summary of all of the Company's properties and related mortgages payable at December 31, 1994 follows:


Accumulated                                        Cost of
   Depreciation
Classi-     Mortgages   Initial   Subsequent    Total        and
fication     Payable     Cost    Improvements   Cost     Amortization
Net Cost

Shopping
 centers $50,086,463 117,544,194  20,116,163  137,660,357  28,634,598
109,025,759
Bowling
 centers        -      2,866,998      64,383    2,931,381   1,320,174
   1,611,207
Office
 buildings 3,164,677  26,415,163   3,230,125   29,645,288   4,709,584
  24,935,704
Other rental
 properties     -      4,782,560     919,046    5,701,606   1,387,953
   4,313,653
Other property  -        573,098        -         573,098     396,660
     176,438 --------------------------------------------
- - --------------------------- Operating
 proper-
 ties     53,251,140 152,182,013  24,329,717  176,511,730  36,448,969
140,062,761
Development
 operations     -      6,354,947        -       6,354,947        -
     6,354,947
Property held for
  development
  or sale       -      8,630,465        -       8,630,465        -
     8,630,465          ------------------
- - ------------------------------------------------------
          $53,251,140 167,167,425  24,329,717  191,497,142  36,448,969
155,048,173=====================================================================

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
64,383



                                                    (Continued)

Schedule VI - Real Estate and Accumulated Depreciation
MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                 Cost capitalized subsequent    Amount at which
carried
Year ended              to acquisition             at close of period
December 31, 1994
                      Carrying Costs       Land   Buildings and
Total
Description         Land   Improvements           Improvements
Shopping Centers
Harford Mall                             158,085   20,484,618
20,642,703
Easton Shoppes, Inc.                   2,600,000   10,379,069
12,979,069
Smoketown Plaza                          516,312   10,717,617
11,233,929
Park Sedona      (309,000) (1,095,141) 2,067,739    7,727,746
9,795,485
Colonie Plaza                          1,137,567    8,327,932
9,465,499
Columbia Plaza                           999,739    8,333,187
9,332,926  Spotsylvania Crossing                  1,544,314
6,868,841  8,413,155 Skyline Village                          555,295
  7,154,779  7,710,074 Page Plaza
464,375    5,897,074  6,361,449  Plaza Del Rio
   1,291,324    4,321,547  5,612,871  Sudley Town Plaza
          789,881    4,182,694  4,972,575  Burke Town Plaza
                  -       4,628,130  4,628,130 Rosedale Plaza
                 1,024,712    3,516,963  4,541,675
Wilkens Avenue   475,481                 475,481    3,939,327
4,414,808  Timonium Shopping Ctr                       -
4,278,021  4,278,021 York Road Plaza                        1,243,860
  2,272,944  3,516,804
Patriots Plaza  (A)                         -       2,192,167
2,192,167
McRay Plaza     (679,840)  (1,397,337)   502,756    1,452,692
1,955,448  Rolling Road Plaza  (B)      (837,931)   338,791
2,791,924  3,130,715
Union Hills Plaza                        274,920      817,894
1,092,814
Dobson-Guadalupe                          69,146      880,615
949,761
Chandler Plaza   (86,450)    (263,550)    74,221      366,058
440,279
- - -------------------------------------------------------
(599,809)  (3,593,959)16,128,518  121,531,839137,660,357
Office Buildings
Gateway II                               364,982   13,581,088
13,946,070
Gateway I                                 82,396    9,645,010
9,727,406
Patriots Plaza                              -       1,762,833
1,762,833
Wilkens Office II                           -       1,786,076
1,786,076
Wilkens Office I                            -       1,612,535
1,612,535
Wilkens Office III                          -         810,368
810,368
              ----------------------------------------------------------
                    -            -       447,378   29,197,910
29,645,288
Bowling Centers
Freestate                                307,656    1,302,071
1,609,727
Waldorf                                  243,139      584,851
827,990
Clinton                                     -         493,664
493,664
              ----------------------------------------------------------
                   -            -       550,795    2,380,586
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

Date:
                                 Robert A. Frank, Trustee

Date:         3/15/95            /s/s Marc P. Blum
                                 Marc P. Blum, Trustee

Date:         3/15/95            /s/s M. Ronald Lipman
                                 M. Ronald Lipman, Trustee

Date:         3/14/95            /s/s Stanley J. Moss, Esquire
                                 Stanley J. Moss, Esquire, Trustee

Date:
                                 Daniel S. Stone, Trustee

Date:         3/16/95            /s/s David F. Benson
                                 David F. Benson, Trustee














                              48
SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MID-ATLANTIC REALTY TRUST

Date         7/27/95                 /s/s F. Patrick Hughes
                                     F. Patrick Hughes, President




                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Date:
                                 LeRoy E. Hoffberger, Chairman

Date:         7/27/95            /s/s F. Patrick Hughes
                                 F. Patrick Hughes, Trustee,
Principal                                      Executive Officer

Date:         7/27/95            /s/s Paul G. Bollinger
                                 Paul G. Bollinger, Controller,
                                       Principal Financial Officer

Date:
                                 Eugene T. Grady, Treasurer

Date:
                                 Robert A. Frank, Trustee

Date:
                                 Marc P. Blum, Trustee

Date:
                                 M. Ronald Lipman, Trustee

Date:
                                 Stanley J. Moss, Esquire, Trustee

Date:
                                 Daniel S. Stone, Trustee

Date:
                                 David F. Benson, Trustee