Form 10-Q/A
period 1995-06-30
MID ATLANTIC REALTY TRUST
filed 1995-08-21
CIK 909298

                                 FORM 10-Q/A
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
            (As last amended in Rel. No. 312905, eff. 4/26/93.)

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q/A


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