Form 10-Q
period 1995-09-30
MID ATLANTIC REALTY TRUST
filed 1995-11-13
CIK 909298

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


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             September 30, 1995

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

                             YES    X            NO

6,118,211 Common Shares were outstanding as of September 30, 1995.
                                    1

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

      Item 3.   DEFAULTS UPON SENIOR SECURITIES

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K













                                        2
Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                   As of
                                      September 30, 1995     December 31,
1994
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 141,331,574         140,062,761
  Development operations .............   11,885,326           6,354,947
  Property held for development or sale   8,186,927           8,630,465
                                        ------------        ------------
                                        161,403,827         155,048,173

Cash and cash equivalents  ...........      912,446             344,522
Notes and accounts
  receivable - tenants and other......    1,851,730           1,688,194
Due from joint venture partners ......    1,922,143           1,937,019
Prepaid expenses and deposits  .......      831,624             402,283
Deferred financing costs .............    3,203,047           3,422,376
                                        ------------        ------------
                                      $ 170,124,817         162,842,567
                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable ......................$  17,032,461          20,139,413
  Accounts payable and accrued expenses   3,205,915           3,534,277
  Construction loan payable ..........    5,140,996                 -
  Mortgages payable ..................   60,548,929          53,251,140
  Convertible subordinated debentures.   59,980,000          60,000,000
  Deferred income.....................    1,334,910             730,466
  Minority interest in
    consolidated joint ventures ......      417,123             330,893
                                        ------------        ------------
                                        147,660,334         137,986,189
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....          -                   -

  Common shares of beneficial interest,
    $.01 par value, authorized
    100,000,000, issued
    and outstanding, 6,118,211 and
    6,291,407, respectively                   61,182               62,914
  Additional paid-in capital..........    41,240,990           42,602,505
 Distributions in excess of accumulated
  earnings ...........................   (18,837,689)        (17,809,041)
                                         ------------        ------------
                                          22,464,483          24,856,378
                                         ------------        ------------
                                       $ 170,124,817         162,842,567
                                         ============        ============

        See accompanying notes to consolidated financial statements.

                         MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                            (UNAUDITED)


                                                 Nine Months Ended September
30,
                                                   1995               1994

REVENUES:
  Rentals ............................$         17,483,891        16,119,996
  (Loss) gain on sales of properties
        held for sale, net ...........             (25,020)           49,495
  Other ..............................             858,587           699,463
                                               ------------      -----------
                                                18,317,458        16,868,954

COSTS AND EXPENSES:
  Interest  ..........................           8,370,983         7,571,071
  Depreciation and amortization
    of property and improvements .....           4,076,501         3,746,255
  Operating  .........................           2,256,948         2,517,944
  General and administrative .........    1,246,285         1,165,534
                                            ------------      -----------
                                                 15,950,717       15,000,804

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........           2,366,741         1,868,150
Minority interest expense  ...........             (537,049)
(435,213)
                                              ------------      ------------

EARNINGS FROM OPERATIONS  ............           1,829,692         1,432,937

Gain on life insurance proceeds ......           1,001,787               -
(Loss) gain on sales of operating
   properties ........................            (377,358)          335,363
                                              ------------      ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......           2,454,121         1,768,300

Cumulative effect of change in
    accounting for percentage rents ..             612,383               -
                                              ------------      ------------

NET EARNINGS .........................$          3,066,504         1,768,300
                                              ============      ============



PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             0.39              0.28

Cumulative effect of change in
    accounting principle .............                0.10               -
                                               ------------      ------------
NET EARNINGS .........................               $0.49              0.28
                                               ============      ============


                                               Three Months Ended September
30,
                                                   1995               1994

REVENUES:
  Rentals ............................$          5,797,240         5,145,478
  (Loss) gain on sales of properties
      held for sale, net .............             (29,579)           49,495
  Other ..............................             276,874           249,693
                                                -----------      ------------
                                                 6,044,535         5,444,666

COSTS AND EXPENSES:
  Interest  ..........................           2,821,737         2,493,518
  Depreciation and amortization
    of property and improvements .....           1,374,125         1,264,874
  Operating  .........................             719,273           859,166
  General and administrative .........             416,276           383,582
                                               ------------      ------------
                                                 5,331,411         5,001,140


EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........             713,124           443,526
Minority interest expense ............            (181,488)         (126,065)
                                               ------------      ------------

EARNINGS FROM OPERATIONS  ............             531,636           317,461

Gain on life insurance proceeds ......                 -                 -
(Loss) gain on sales of operating
   properties ........................                 -                 -
                                               ------------      ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                    531,636           317,461

Cumulative effect of change in
     accounting for percentage rents ..               -                  -
                                               ------------      ------------

NET EARNINGS  .........................$           531,636          317,461
                                               ============     =============

PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                     0.09             0.05

Cumulative effect of change in
    accounting principle ..............                -                -


NET EARNINGS   .......................              $0.09            0.05
                                              ============     ============



See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)
                                                Nine Months Ended September
30,                                                       1995           1994

Cash flows from operating activities:
  Net earnings .......................$           3,066,504       1,768,300
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....            4,076,501       3,746,255
    Loss (gain) on sales of operating
      properties .....................              377,358        (335,363)
    Minority interest in earnings, net              537,049         435,213
    Loss (gain) on sales of properties held for
      sale, net ......................               25,020         (49,495)
    Changes in operating assets and liabilities:
     (Increase) decrease in operating assets       (592,877)        754,949
     Increase (decrease) in operating
      liabilities ...................               276,082       (1,452,136)
                                                ------------      ----------
        Total adjustments ...........             4,699,133       3,099,423
                                                ------------      ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .........................            7,765,637       4,867,723

Cash flows from investing activities:
  Additions to properties ............          (13,242,282)    (15,681,491)
  Proceeds from sales of properties...            2,835,225       1,471,602
  Receipts from minority partners ....              206,500         110,500
  Payments to minority partners ......             (642,443)       (669,099)
                                                ------------    ------------
NET CASH USED IN INVESTING
  ACTIVITIES  ........................          (10,843,000)    (14,768,488)
                                                ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......           39,400,000      19,056,366
  Principle payments on notes payable           (42,506,952)     (5,514,635)
  Proceeds from mortgages payable ....            7,700,000             -
  Principal payments on mortgages payable          (402,211)       (324,547)
  Proceeds from construction loan payable         5,140,996             -
  Additions to deferred finance costs              (209,005)         (9,073)
  Shares purchased ...................           (1,382,389)            -
  Dividends paid  ....................           (4,095,152)     (3,963,586)
                                                ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES         3,645,287       9,244,525

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............              567,924        (656,240)
CASH AND CASH EQUIVALENTS,
 beginning of period  ................             344,522         687,108
                                               ------------    ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$            912,446          30,868

In April, 1995, $20,000 in convertible debentures were converted to 1,904 common shares of beneficial interest decreasing convertible subordinated debentures by $20,000, decreasing deferred financing costs by $858 and increasing shareholders equity by $19,412.

During the nine month period ended Sepember 30, 1995, $396,624 in interest costs were capitalized as construction period interest in development operations.

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of September 30, 1995 and the consolidated statements of operations for the Company for the nine and three month periods ended September 30, 1995 and September 30, 1994 and the consolidated statements of cash flows for the periods ended September 30, 1995 and September 30, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

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

GAIN ON LIFE INSURANCE PROCEEDS
  In January, 1995, the Company received $1,002,000 in life insurance proceeds as a result of the death of a former BTR general partner and officer.

NET EARNINGS PER SHARE
  Net earnings per share of common share and common share equivalents were computed by dividing net earnings by the primary weighted average number of common share and common share equivalents outstanding for each period. The weighted average number of common shares and common share equivalents for the nine month periods ended September 30, 1995 and September 30, 1994 was 6,212,973 and 6,291,407, respectively. The weighted average number of common shares and common share equivalents for the three month periods ended September 30, 1995 and September 30, 1994 was 6,136,179 and 6,291,407,
respectively.

  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. In April, 1995, $20,000 in debentures were converted to 1,904 common shares of beneficial interest and $8 (due to fractional shares). The balance of the debentures, of $59,980,000, convertible at $10.50 per share, if fully converted, would produce an additional 5,712,381 shares.

  Pursuant to the 1993 Omnibus Share Plan ("Plan"), the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Trustees, officers and key employees of the Company, are eligible for the Plan. On February 1, 1994, the executive compensation committee of the Board of Trustees granted to trustees, officers and key employees 256,000 option shares at an option price of $10.50 per share with 89,333 shares vesting on February 1, 1994, 83,333 shares vesting on January 1, 1995 and the balance vesting over the next year. The average market price of MART shares for the three and nine month periods ended September 30, 1995 was $8.79 and $8.47 per share, respectively, and the closing market price at September 30, 1995 was $8.94 per share. No options were exercised during the period ended September 30, 1995 and based on the market value of MART shares, the options, if converted, would be anti-dilutive.

  On September 14, 1995, the Company authorized a new Stock Option Plan, subject to the approval of shareholders, which grants a number of options to purchase shares equal to 60% of the number under the current Plan, or 153,600. Options will vest in thirds, or 51,200 on September 30, 1995 and on the first and second anniversary thereof. The exercise price of the options will be determined as the market price on the close of business on the date on each date of vesting. No options were exercised on September 30, 1995 and based on the market value of MART shares, the options, if converted, would be anti-dilutive.

ACQUISTION OF OUTSTANDING SHARES
  On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 175,100 shares in the nine month period ended September 30, 1995 for $1,382,389, at an average cost of $7.89 per share. Subsequently, the Company purchased an additional 6,600 shares thru October 23, 1995 for $56,604, at an average cost of $8.58 per share.

SHAREHOLDERS' EQUITY
  During the nine months ended September 30, 1995, shareholders' equity changed for the following items:
                   -     Net earnings of $3,066,504.
                   -     Dividend paid by MART of $4,095,152.
                   -     Shares purchased by MART of $1,382,389.
                   -     Common shares and Additional paid in capital
                          increased by $19,142 due to conversion of $20,000
                           in debentures.

Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the nine and three month periods ended September 30, 1995 with the operations for the nine and three month periods ended September 30, 1994.

Comparison of nine months ended September 30, 1995 to nine months ended September 30, 1994

  Rental revenues increased by $1,364,000 or 8% to $17,484,000 for the nine months ended September 30, 1995 from $16,120,000 for the nine months ended September 30, 1994. Net increases in occupancy and rental rates contributed to project rental increases of approximately $932,000. In addition, the purchase of the Shoppes at Easton in September, 1994 contributed to increased rental revenues of approximately $956,000. The increases were offset by a $206,000 decrease in rental revenues attributable to the timing change in accounting for percentage rents. The increases were also offset by a $245,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton Bowling center. In addition, $64,000 in net rental decreases were primarily related to vacancies.

   (Loss) gain on sales of properties held for sale decreased by 75,000, which was due to a $29,000 loss on the sale, in 1995, of a lot in Hillsborough, offset by a $4,000 gain on sale, in 1995, of a lot in Burlington, as well as a $50,000 gain, in 1994, on the sale of a lot in Fallston, Maryland.

   Other income increased by $159,000 to $858,000 from $699,000 primarily due to additional other income from an increase due to fire insurance proceeds for lost rent at Rolling Road damaged by a fire in December, 1992, and from other income at Harford Mall and Patriots Plaza.

  In summary, total revenues increased by $1,448,000 to $18,317,000 from $16,869,000.

  Interest expense increased by $800,000 to $8,371,000 from $7,571,000 primarily due to the increased debt for the purchase of the Shoppes at Easton.

  Depreciation and amortization increased by $330,000 to $4,076,000 from $3,746,000 primarily due to depreciation increases related to the purchase of the Shoppes at Easton, and increased tenant improvements at Harford Mall and to the Gateway I & II Offices. The increases were offset by depreciation decreases primarily from the sale of Regal Row.

  Operating expenses decreased by $261,000 to $2,257,000 from $2,518,000 primarily due to lower legal fees for tenant matters and to higher tenant occupancy resulting in lower landlord operating expenses, as well as lower operating expenses due to the sales of the Regal Row warehouse project in February, 1995 and the Oakton bowl project in December, 1994.

  General and administrative expenses increased by $80,000 to $1,246,000 from $1,166,000 due primarily to a $105,000 expense for the incentive based compensation plan offset by lower insurance & professional fee expenses.

  Minority interest increased by $102,000 to $537,000 from $435,000 generally due to higher earnings in minority interest ventures in 1995.

  Earnings from operations increased by $397,000 to $1,830,000 from $1,433,000.
  Certain non-operating items occured for both periods. For the nine month period ended September 30, 1995, MART recognized a loss on the sale of the Regal Row warehouse operating property of $377,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations resulted in net earnings of $3,067,000 for the period. For the nine month period ended September 30, 1994, MART recognized a gain on sales of operating properties of $335,000 (which included gains on the sales of Plantation Bowling Center of $279,000 and Orchard Landing Apartments of $56,000), which, when combined with earnings from operations, resulted in net earnings of $1,768,000 for the period.

                                                       Continued

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended September 30, 1995 to three months ended September 30, 1994

  Rental revenues increased by $652,000 or 13% to $5,797,000 for the three months ended September 30, 1995 from $5,145,000 for the three months ended September 30, 1994. Net increases in occupancy and rental rates contributed to project rental increases of approximately $324,000. In addition, the purchase of the Shoppes at Easton in September, 1994 contributed to increased rental revenues of approximately $295,000. The increases also included a $187,000 increase in rental revenues attributable to the change in accounting for percentage rents. The increases were also offset by a $96,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton Bowling center. In addition, $58,000 in rental decreases were related to vacancies.

  (Loss) gain on sales of properties held for sale decreased by $79,000, which was due to a $29,000 loss on the sale, in 1995, of a lot in Hillsborough, as well as a $50,000 gain, in 1994, on the sale of a lot in Fallston, Maryland.

  Other income increased by $27,000 to $277,000 from $250,000 primarily due to other income at Patriots Plaza.

  As of result of the above changes total revenues increased by $600,000 to $6,045,000 from $5,445,000.

  Interest expense increased by $328,000 to $2,822,000 from $2,494,000 primarily due to the increased debt for the purchase of the Shoppes at Easton.

  Depreciation and amortization increased by $109,000 to $1,374,000 from $1,265,000 primarily due to depreciation increases related to the purchase of the Shoppes at Easton and increased tenant improvements at Harford Mall.

  Operating expense decreased by $140,000 to $719,000 from $859,000 primarily due to higher tenant occupancy resulting in lower landlord operating expenses, lower legal fees for tenant matters, and the sales of the Regal Row warehouse project in February, 1995 and the Oakton bowl project in December, 1994.

  General and administrative expenses increased by $33,000 to $417,000 from $384,000 due primarily to a $35,000 expense for the incentive based compensation plan offset by lower insurance & professional fee expenses.

  Minority interest expense increased by $55,000 to $181,000 from $126,000 generally due to higher earnings in minority interest ventures in 1995.

  Net earnings increased by $215,000 to $532,000 from $317,000.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings -    In the ordinary course of business, the
Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities -                None

Item 3. Defaults upon Senior Securities -      None

Item 4. Submission of Matters to a Vote of Security Holders        - None


                                                     8
MID-ATLANTIC REALTY TRUST
Item 5. Other Information -
Summary Financial Data

  The following sets forth summary financial data which has been prepared by
the Company without audit.   Management believes the following data should be
used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)
                                  Nine months ended     Three months ended
                                      Septmber 30,           September 30,
                                  1995        1994      1995        1994
Revenues                        $18,317     $16,869    $6,045      $5,445

Net earnings                     $3,067      $1,768      $532        $317
Net earnings per share-primary    $0.49       $0.28     $0.09       $0.05

OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1)(2)-primary      $5,931      $5,130    $1,935      $1,533

FFO - fully diluted (2)          $9,362      $8,590    $3,078      $2,677


Weighted average number of
  shares outstanding - primary    6,213       6,291     6,136       6,291
Weighted average number of shares
  outstanding - fully diluted    11,925      12,005    11,849      12,005

SELECTED CASH FLOW DATA:

Net cash flow provided by
          operating activities   $7,766      $4,868

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

  (2) FFO for the nine months ended September 30, 1994, if presented on the same basis as 1995 would be lower due to a timing change in the accounting treatment of percentage rents of approximately $206,000,( or $.03 per share, primary, or $.02 per share fully diluted). FFO for the three months ended September 30, 1994, if presented on the same basis as 1995, would be higher due to the timing change in the accounting treatment of percentage rents of approximately $188,000, (or $.03 per share, primary or $.02 per share, fully diluted). The new method of accounting for percentage rents which is described in the notes to the consolidated financial statements was adopted January 1, 1995.

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date    11/9/95                        By /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date    11/9/95                        By   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Controller
                                           Principal Financial Officer
























                                            10