Form 10-K
period 1995-12-31
MID ATLANTIC REALTY TRUST
filed 1996-03-29
CIK 909298

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995
        or
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

                                         X    Yes        No


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

    As of February 15, 1996, 6,021,539 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $10 closing price on that date) held by non-affiliates was approximately $60,022,000.

                    Documents Incorporated by Reference

    The definitive proxy statement with respect to the 1996 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

PART I

ITEM 1

BUSINESS


    Mid-Atlantic Realty Trust was incorporated June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust is the successor to the operations of BTR Realty, Inc. (the predecessor to Mid-Atlantic Realty Trust), and qualifies as a real estate investment trust, "REIT", for Federal income tax purposes. As used herein, the term "MART" refers to Mid-Atlantic Realty Trust, the term "Company" refers to MART and its subsidiaries, the successor company, and "BTR" refers to BTR Realty, Inc. and its subsidiaries.

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

    The Company has an equity interest in twenty-three operating shopping centers, seventeen of which are wholly-owned by the Company, and six others in which the Company has an interest ranging from 50% to 80%, as well as other commercial properties. The operating properties have a gross leasable area of approximately 3,237,000 square feet, of which approximately 93% was leased at December 31, 1995. Total gross leasable area includes 3,001,000 square feet of established operating properties, of which approximately 96% was leased at December 31, 1995 and approximately 236,000 square feet of a shopping center acquired in October, 1993, currently under redevelopment, of which 64% was leased at December 31, 1995. Of these properties, approximately 89% of the gross leasable area is in the states of Maryland, Virginia, New York and Delaware, 9% in Arizona and 2% in other states. The Company also owns 8 undeveloped parcels of commercial and residential zoned land totaling approximately 166 acres and varying in size from 3 to 56 acres.

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

    The Company has 52 full time employees and believes that its relationship with its employees is good.

ITEM 2

PROPERTIES

   The following schedule describes the Company's commercial and residential properties as of December 31, 1995:

I.   SHOPPING CENTERS
A.   In Operation (1)
                            Type
                   Percent-  of          Leas-
                    age of  land   Area  able   Percent-            Lease
Name and            owner- owner-  in   square    age    Principal  expir-
Location             ship   ship  acres  feet    leased   tenants   ations
MARYLAND PROPERTIES:
Harford Mall        100%   Fee(2)  38.0 584,000(3) 98%   Hecht's,   1996-2010
U.S. Route 1                                             Montgomery Ward,
Bel Air                                                  Woolworth, Best Buy

Patriots Plaza       50% Long-term  6.1  39,000    97%   Denny's,   1996-2005
Ritchie Highway      of   lease(4)                       Dunkin Donuts
Anne Arundel     Partnership
County

Rolling Road        100%    Fee     6.5  63,000   100%   Fair Lanes,1996-2009
Plaza                                                    Firestone
Rolling Road
Baltimore County

Rosedale Plaza      100%    Fee     9.2  73,000    84%   Valu Food, 1996-2002
Chesaco and Weyburn Avenue                               Rite Aid
Baltimore County

Shoppes at Easton   100%    Fee    13.9 113,000    97%   Giant Food,1997-2024
Route 50                                                 Fashion Bug
Easton

New Town Village(5) 100%    Fee    11.0 118,000    95%   Giant Food,1998-2020
Lakeside Drive                                           Blockbuster Video
Owings Mills                                             Starbucks,
                                                         Hair Cuttery

Wilkens Beltway      75%    Fee     7.1  77,000   100%   Giant Food,1996-2014
Plaza                of                                  Provident Bank,
Wilkens Avenue   Partnership                             Radio Shack,
Baltimore County                                       Carrollton Bank

York Road Plaza     100%    Fee     7.5  90,000    98%   Giant Food,1997-2005
York Road                                                Firestone, Starbucks
Baltimore County                                         Sears Optical, GNC
                                                         Boston Market,
                                                         Great Clips

VIRGINIA PROPERTIES:
Burke Town Plaza    100% Long-term 12.6 114,000    91%   Safeway,   1996-2005
Old Keene Mill Road       lease(6)                       CVS Drugs
Burke

Skyline Village(7)  100%    Fee    14.6 127,000    98%   Toys "R"   1996-2010
US Route 33                                              Us, Richfood
Harrisonburg

Smoketown Plaza      60%    Fee    27.0 176,000    93%   Hub        1996-2011
Davis Ford and       of                                  Furniture,
Smoketown Roads  Partnership                             Frank's Nursery
Prince William County                                    & Crafts

Spotsylvania         80%    Fee    11.2 142,000   100%   K-Mart,    1996-2007
Crossing             of                                  CVS Drugs
Route 3 & Bragg  Partnership
Road
Fredericksburg

A. In Operation (continued)

                            Type
                   Percent-  of          Leas-
                    age of  land   Area  able   Percent-            Lease
Name and            owner- owner-  in   square    age    Principal  expir-
Location             ship   ship  acres  feet    leased   tenants   ations
VIRGINIA PROPERTIES (continued):
Sudley Towne        100%    Fee     9.6 108,000   100%   Burlington 1996-2009
Plaza                                                    Coat Factory,
Route 234 & Sudley Manor Dr.                             CVS Drug Store
Manassas

ARIZONA PROPERTIES:
Dobson-Guadalupe(8) 100%    Fee     3.2  22,000    94%   Nevada     1996-2001
Shopping Center                                          Bob's
Dobson & Guadalupe Roads
Mesa

Fair Lanes Chandler  50%    Fee     1.1  10,000   100%   No           1996
Plaza                of                                  principal
Arizona &        Partnership                             tenants
Warner Roads                                             selected
Chandler

Fair Lanes Union     50%    Fee     5.9   17,000   88%   No         1996-2000
Hills Plaza          of                                  principal
Union Hills Drive Partnership                            tenants
Phoenix                                                  selected

Gateway Park        100%    Fee    10.5   82,000   89%   Bashas',   1996-2011
Page                                                     Corral West

Park Sedona (9)     100%    Fee    11.4   99,000   98%   Safeway,   1996-2011
Highway 89 A                                             Payless Drug
Sedona                                                   Store

Plaza Del Rio (10)  100%    Fee    11.8   60,000   98%   Payless    1996-2009
16th Street and Avenue B                                 Drug Store
Yuma

DELAWARE PROPERTIES:
Brandywine Commons  100% Long-term 25.9  164,000  100%   Shoprite,  2008-2014
Concord Pike             lease (11)                      Computer City,
Wilmington                                               Ground Round, Sports
                                                         Authority, Service
                                                         Merchandise

NEW YORK PROPERTIES:
Colonie Plaza (12)  100%    Fee    18.7  140,000   98%   Price      1996-2010
Central Avenue                                           Chopper, RX Place,
Colonie                                                  Paper Cutter

Columbia Plaza      100%    Fee    16.0  117,000   99%   Price      1996-2008
Columbia Turnpike                                        Chopper,
East Greenbush                                           Ben Franklin

B.   Under Development
MARYLAND PROPERTIES:
Timonium Mall       100% Long-term 12.9  236,000   64%   Caldor,    2001-2011
York & Ridgely Rds.      lease (13)                      Circuit City
Timonium

   (1) Shopping centers in operation are subject to mortgage financing aggregating $60,485,066 at December 31, 1995.
   (2) Subject to the following long-term ground leases: (i) 150,000 square feet on 10 acres for Montgomery Ward's department store, (ii) 10,200 square feet on one acre for Montgomery Ward's auto accessory store. The Harford Mall property is subject to a mortgage principal balance at December 31, 1995 of $19,686,335. The Harford Mall mortgage has an interest rate of 9.78%, a 30 year amortization, with a 10 year balloon payment of $18,148,848 due at the maturity date of July, 2003. The mortgage's prepayment provision prohibits prepayment until June, 1997, after which the penalty is the greater of 1% of the outstanding principal balance or yield maintenance.
   (3)  Includes 302,000 square feet occupied by department stores.
   (4)  Remaining term of 12 years plus two 10 year options.
   (5) A $13,000,000 mortgage secured by Owings Mills New Town Shopping Center is expected to close in March, 1996. This loan will bear interest at 8.05%, will be repaid on a thirty year amortization and will mature 10 years from closing. Proceeds will be used to repay the construction loan secured by this project, ($10,099,510) at December 31, 1995), as well as pay down MART's revolving line of credit.
   (6)  Remaining term of 36 years plus three 15 year renewal options.
   (7) On February 26, 1996, MART closed a permanent fixed rate mortgage secured by the Skyline Village Shopping Center $5,900,000. The loan bears interest at 7.55% and will be repaid on a 15 year amortization schedule.
   (8) A purchase option agreement was signed on February 7, 1996 to sell this property for $850,000, which should generate a gain on the sale of approximately $195,000.
   (9) Park Sedona was sold on January 5, 1996 for $9,000,000, generating a gain on the sale of approximately $138,000.
  (10) A purchase option agreement was signed on February 22, 1996 to sell this property for $4,150,000, which should generate a loss on the sale of approximately $900,000. The Company signed this agreement at a value lower than it had considered to be market value in an effort to accelerate the divestiture of properties in Arizona.
  (11)  Remaining term of 57 years plus two 10 year options.
  (12) On March 1, 1996, the mortgage loan secured by Colonie Plaza was repaid ($5,442,755 at December 31, 1995).
  (13)  Remaining term of 21 years plus five 10 year options.

II.  OFFICE BUILDINGS
A.   In Operation (14)
                            Type
                   Percent-  of          Leas-
                    age of  land   Area  able   Percent-            Lease
Name and            owner- owner-  in   square    age    Principal  expir-
Location             ship   ship  acres  feet    leased   tenants   ations
MARYLAND PROPERTIES:
Gateway             100%    Fee    7.0  84,000     86%   Browning  1997-2003
International I                                          Ferris, Daughters
Elkridge Landing &                                       of Charity Health
Winterson Roads                                          System,
Anne Arundel County                                      US Healthcare,
                                                         Tandem Computers

Gateway             100%    Fee   15.5 119,000     95%   AT&T,     1996-2004
International II                                         MART, Price
Elkridge Landing &                                       Waterhouse, American
Winterson Roads                                          Express, TNT
Anne Arundel County                                      Logistics

Patriots Plaza       50% Long-term 0.5  28,000     24%   No        1996-2004
Office Building      of  lease (15)                      principal
Ritchie Highway  Partnership                             tenants
Anne Arundel County                                      selected

Wilkens Beltway      75%    Fee    3.9  53,000     94%   Freestate,1996-2003
Plaza Office Park    of                                  Health, Prudential
Buildings I,     Partnership                             Health System
II & III
Wilkens Avenue & Maiden Choice Lane
Baltimore County

III.  OTHER DEVELOPED PROPERTIES
 A.  In Operation
                            Type
                   Percent-  of                  Leas-  Per-
                    age of  land   Area  Im-     able   cent-  Princi-  Lease
Name and             owner- owner-   in  prove-  square age     pal    expir-
Location             ship   ship  acres  ments   feet  leased  tenants ations
MARYLAND PROPERTIES:
The Business Center  100%   Fee    5.4 One-story 27,000 100%   No   1996-2001
at Harford Mall                        Warehouse               principal
Harford County                                                 tenants
                                                               selected

Clinton Property     100% Long-term2.9 Bowling   29,000 100%   Fair 1996-2003
Prince George's           lease (16)   Center and              Lanes,
County                                 Bank                    Suburban Bank

Southwest Property   100%   Fee    3.2 One-story 25,000  86%   Shell1998-1999
Anne Arundel                       Office Building, One-story  Oil, Carrier/
County                             Warehouse and Gas Station   Otis, Potomac
                                                               Air Gas

Waldorf Property     100%   Fee    3.6 Bowling   30,000 100%   Fair 1997-1998
Waldorf                                Center and              Lanes,
                                       Tire Center             Firestone

ILLINOIS PROPERTIES:
Illinois
Properties: (17)     100% 2 par-   5.0 2 Bowling 71,000 100%   Fair   1998
Chicago                   cels in        Centers               Lanes
                          fee


(14) Office buildings in operation are subject to mortgage financing aggregating $1,926,038 as of December 31, 1995.
(15) Remaining term of 12 years plus two 10 year options.
(16) Remaining term of 31 years plus a 45 year renewal option.
(17) 1 of 2 Bowling Centers, Dolton Bowl, was sold on January 4, 1996 for $720,000 generating a gain on the sale of approximately $360,000.

IV. UNDEVELOPED PROPERTIES

                     Percentage of     Type of land   Area in
Name and Location      ownership         ownership     acres    Zoning
MARYLAND PROPERTIES:
Dorsey Property            100%             Fee         19.4    Commercial
Anne Arundel County

Gateway International III  100%             Fee          6.5    Commercial
Anne Arundel County

Harford Property           100%             Fee          3.0    Light
(Adjacent to Harford Mall)                                      Industrial
Harford County

North East Property        100%             Fee         56.0    Commercial/
North East                                                      Residential

Northwood Industrial Park   67%             Fee         24.5    Industrial
Salisbury             of Partnership

Pulaski Property           100%             Fee          3.0    Industrial
Baltimore County

NORTH CAROLINA PROPERTIES:
Burlington Commerce Park   100%             Fee         45.5    Commercial
Burlington

Hillsborough Crossing      100%             Fee          8.0    Commercial
Hillsborough


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

               1995                              High            Low
            First Quarter                        8 1/2          7 3/4
            Second Quarter                       9 1/2          7 1/2
            Third Quarter                        9 1/4            8
            Fourth Quarter                         9            8 1/8

               1994                              High            Low
            First Quarter                       10 3/8          8 1/2
            Second Quarter                       9 3/4          8 7/8
            Third Quarter                        9 1/4          8 1/2
            Fourth Quarter                       9 1/4          7 3/8

               1993                              High            Low
       September 11 (Inception) -
       September 30                             10 3/4         10 1/4
       Fourth Quarter                             11             9


    Cash dividends paid to holders of MART's shares during the periods indicated are as follows:

                                         Cash Dividend Paid
                                      1995      1994      1993
            First Quarter            $0.22     $0.21
            Second Quarter           $0.22     $0.21
            Third Quarter            $0.22     $0.21
            Fourth Quarter           $0.23     $0.22     $0.05
                                    -------   -------   -------
            Totals                   $0.89     $0.85     $0.05


   For record shareholders of MART during the entire year, for each respective year, it was determined that the per share dividends for each year indicated are taxable as follows:

                                              Per Share
                                      1995      1994      1993
      Ordinary Dividends -
       taxable as ordinary income    $0.48     $0.55     $0.05
      Capital Gain Distribution -
       taxable as capital gain        -        $0.06      -
      Non-taxable Distribution -
       return of capital or taxable
       gain - (depending on a
       shareholder's basis in MART
       shares)                       $0.41     $0.24      -
                                    -------   -------   -------
      Total Annual Gross Dividends
       Per Share                     $0.89     $0.85     $0.05

   On February 12, 1996, MART declared a quarterly cash dividend of $.23 per share payable March 15, 1996 to shareholders of record February 29, 1996.

   The number of holders of record of the MART shares as of February 15, 1996 was 1,275.

ITEM 6

SELECTED FINANCIAL DATA

   The following table sets forth the consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The table consists of Selected Financial Data of Mid-Atlantic Realty Trust as of December 31, 1995, December 31, 1994 and December 31, 1993, and for the years ended December 31, 1995, and December 31, 1994 and for the period September 11, 1993 (commencement of operations) through December 31, 1993, and also includes Selected Financial Data of BTR Realty, Inc. as of December 31, 1992, and 1991 and for the periods January 1, 1993 through September 10, 1993, and for the years ended December 31, 1992, and 1991. Mid-Atlantic Realty Trust, a Real Estate Investment Trust, was merged with BTR Realty, Inc. on September 11, 1993. The consolidated financial data of BTR, the predecessor company, are presented for comparative purposes.


                                Mid-Atlantic Realty Trust              ||
                       ------------------------------------------------||
                                                         September 11, ||
                                                              1993 to  ||
                             Year ended December 31,      December 31, ||
                                  1995           1994            1993  ||
Revenues                   $24,918,971     22,848,881       6,576,684  ||
                         ==============  =============    ============ ||
Net Earnings (Loss)                                                    ||
  Before Cumulative                                                    ||
  Effect of Change In                                                  ||
  Accounting Principle and                                             ||
  Extraordinary Item        $3,165,082      2,916,286         467,474  ||
Cumulative Effect of Change                                            ||
  In Accounting Principle      612,383           -               -     ||
                         --------------  -------------    ------------ ||
Net Earnings (Loss) Before                                             ||
  Extraordinary Item         3,777,465      2,916,286         467,474  ||
Extraordinary Item                -              -               -     ||
                         --------------  -------------    ------------ ||
Net Earnings (Loss)         $3,777,465      2,916,286         467,474  ||
                         ==============  =============    ============ ||
                                                                       ||
Net Earnings (Loss) Per                                                ||
  Share Before Cumulative                                              ||
  Effect of Change In                                                  ||
  Accounting Principle                                                 ||
  and Extraordinary Item         $0.51           0.46            0.07  ||
 Cumulative Effect of Change                                           ||
  In Accounting Principle        $0.10           -               -     ||
                          -------------  -------------    ------------ ||
Net Earnings (Loss) Per                                                ||
  Share Before                                                         ||
  Extraordinary Item             $0.61           0.46            0.07  ||
Extraordinary Item                -              -               -     ||
                          -------------  -------------    ------------ ||
Net Earnings (Loss)                                                    ||
  Per Share                      $0.61           0.46            0.07  ||
                          =============  =============    ============ ||
                                                                       ||
Weighted Average Shares                                                ||
  Outstanding,                                                         ||
  Including Common                                                     ||
  Share Equivalents (1)      6,176,991      6,291,407       6,291,407  ||
                          =============  =============    ============ ||
                                                                       ||
Total Assets              $182,521,299    162,842,567     148,563,052  ||
                          =============  =============    ============ ||
                                                                       ||
Indebtedness:                                                          ||
Total mortgages, convertible                                           ||
  debentures, construction                                             ||
  loans and notes payable $154,020,757    133,390,553     116,494,372  ||
                          =============  =============    ============ ||
                                                                       ||
Net cash provided by                                                   ||
  (used in) operating                                                  ||
   activities              $11,193,068      7,766,044       3,479,346  ||
                          =============  =============    ============ ||
                                                                       ||
Cash Dividends                                                         ||
Paid Per Share                   $0.89           0.85            0.05  ||
                          =============  =============    ============ ||

                                         BTR Realty, Inc.
                          ---------------------------------------------
                           January 1, 1993
                           to September 10,   Years ended December 31,
                                1993             1992          1991

Revenues                     15,912,211       22,655,133    22,779,812

Net Earnings (Loss)
  Before Cumulative
  Effect of Change In
  Accounting Principle and
  Extraordinary Item         (2,057,106)      (1,118,957)   (4,688,646)
Cumulative Effect of Change
  In Accounting Principle          -           1,286,000          -
                          --------------     ------------  ------------
Net Earnings (Loss) Before
  Extraordinary Item         (2,057,106)         167,043    (4,688,646)
Extraordinary Item             (548,323)             -            -
                          --------------     ------------  ------------
Net Earnings (Loss)          (2,605,429)         167,043    (4,688,646)
                          ==============     ============  ============

Net Earnings (Loss) Per Share
  Before Cumulative
  Effect of Change In
  Accounting Principle and
  Extraordinary Item              (0.24)           (0.13)        (0.55)
Cumulative Effect of Change In
  Accounting Principle             -                0.15           -
                          --------------     ------------  ------------
Net Earnings (Loss) Per
  Share Before
  Extraordinary Item              (0.24)            0.02         (0.55)
Extraordinary Item                (0.06)            -             -
                          --------------     ------------  ------------
Net Earnings (Loss)
  Per Share                       (0.30)            0.02         (0.55)
                          ==============     ============  ============

Weighted Average Shares
   Outstanding,
   Including Common
   Share Equivalents (1)      8,512,718        8,503,916     8,527,036
                          ==============     ============  ============

Total Assets                147,869,512      153,212,133   159,879,954
                          ==============     ============  ============

Indebtedness:
Total mortgages, convertible
  debentures, construction
  loans and notes payable   150,666,971      149,168,632   153,024,838
                          ==============     ============  ============

Net cash provided by
  (used in) operating
  activities                  4,129,635        1,249,138      (961,065)
                          ==============     ============  ============
Cash Dividends
Paid Per Share                     0.58             -             -
                          ==============     ============  ============

   (1) In September, 1993, MART issued 3,450,000 shares in its initial public offering, and as part of the merger, exchanged for every 3 shares of BTR, 1 share of MART totaling approximately 8,526,000 shares of BTR for approximately 2,842,000 shares of MART.

                                                            Continued

Summary Financial Data
       The following sets forth summary financial data on an actual and pro forma basis. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the Notes thereto for MART included in Item 8. The pro forma financial data is unaudited and is not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at January 1, 1992, nor does it purport to represent the financial position and results of operations for future periods. The following assumes the MART public offering took place on January 1, 1992.


                Summary  Financial Data
              In thousands, except per share data

                                      Years ended December 31,
                                   1995     1994     1993     1992
                                  ACTUAL   ACTUAL      PROFORMA

Revenues                         $24,919   22,849   20,777   20,051

Earnings                          $3,777    2,916    1,217      494
Earnings per share                 $0.61     0.46     0.19     0.08

Funds from operations (FFO) (1):
    Primary                       $8,008    6,797    6,034    5,398
    Fully diluted                $12,582   11,400   10,609    9,973

Net Cash Flow
    Provided by operating
     activities                  $11,193    7,766  N/A (2)  N/A (2)
    Used in investing
     activities                  $23,584   19,630  N/A (2)  N/A (2)
    Provided by financing
     activities                  $12,561   11,521  N/A (2)  N/A (2)

Weighted average number of shares
 outstanding:
    Primary                        6,177    6,291    6,291    6,291
    Fully diluted                 11,889   12,005   12,005   12,005

 (1) Funds from operations as defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) - funds from operations means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operations as defined by generally accepted accounting principles
(GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an alternative to net income as defined by GAAP. The presentation of FFO is not normally included in financial statements prepared in accordance with GAAP.
 (2) Net Cash Flow activities cannot be reasonably estimated on a pro forma basis for 1993 and 1992.


Quarterly Results of Operations (Unaudited)

   The unaudited quarterly results of operations for MART for 1995 are summarized as follows:

                                       Quarter ended
1995                    March 31,    June 30,   September 30,   December 31,

Revenues               $6,260,154   6,012,769     6,044,535      6,601,513

Earnings before Cummulative
 Effect of Change in
 Accounting Principle  $1,352,427     570,058       531,636        710,961
Cummulative Effect of Change
 In Accounting Principle $612,383        -             -              -
                       ----------- -----------   -----------     ----------
Net Earnings           $1,964,810     570,058       531,636        710,961
                       =========== ===========   ===========     ==========
Net Earnings per share      $0.31        0.09          0.09           0.12
                       =========== ===========   ===========     ==========

   The unaudited quarterly results of operations for MART for 1994 are summarized as follows:

                                       Quarter ended
1994                    March 31,    June 30,   September 30,   December 31,

Revenues               $5,556,016   5,868,272     5,444,666      5,979,927

Net earnings             $700,334     750,505       317,461      1,147,986
                       =========== ===========   ===========     =========

Net earnings per share      $0.11        0.12          0.05           0.18
               =========== ===========   ===========     =========


   Quarterly results are influenced by a number of factors including timing of settlements of property sales, completion of operating projects, and write-offs of unrecoverable development costs.

ITEM 7

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                    SUBSIDIARIES (PREDECESSOR)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion compares the Company's operations for the year ended December 31, 1995, with the year ended December 31, 1994. The discussion also compares the Company's operations for the year ended December 31, 1994 with the year ended December 31, 1993, which includes the summation of the Company's and BTR's results of operations.

Comparison of 1995 to 1994

   Rental revenues increased by $2,023,000, or 9%, to $23,914,000 for the year ended December 31, 1995 from $21,891,000 for the year ended December 31, 1994. Two acquisitions, Easton Shoppes in September, 1994 and Brandywine Commons in November, 1995, contributed to rental increases of $943,000 and $222,000, respectively. Also, new redevelopment and development projects contributed $527,000 to rental revenue increases. Additionally, net increases, primarily in occupancy and rental rates, resulted in rental increases of $763,000. The rental increases were offset by a $357,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton Bowling center. In addition, $75,000 in net rental decreases were primarily related to vacancies.

   Loss (gain) on sales of properties held for sale decreased by $103,000 to a loss of $22,000 in 1995 from a gain of $81,000 in 1994. The decrease was attributable to a $25,000 net loss on the sales of lots in North Carolina as well as a $3,000 gain on the sale of an Arizona outparcel in 1995. In 1994, there was a $31,000 net gain on the sales of lots in North Carolina, as well as a $50,000 gain on the sale of a lot in Fallston, Maryland.

   Other income increased by $150,000 to $1,027,000 in 1995 from $877,000 in 1994 primarily from an increase due to fire insurance proceeds for lost rent at Rolling Road which was damaged by a fire in December, 1992, interest income increases and from other income increases at Patriots Plaza and Wilkens Office II.

   As a result of the above changes, total revenues increased by $2,070,000 to $24,919,000 in 1995 from $22,849,000 in 1994.

   Interest expense increased by $1,005,000 to $11,348,000 in 1995 from $10,343,000 in 1994 primarily due to the two new acquisitions, Easton Shoppes and Brandywine Commons, which contributed to interest expense increases of $692,000, and $97,000, respectively. Also, new redevelopment and development projects contributed $268,000 to interest expense increases. The interest expense increases were offset by $59,000 in interest expense decreases related to interest rate reductions, and $25,000 in interest expense decreases from principal reductions.

   Depreciation and amortization increased by $481,000 to $5,564,000 from $5,083,000 primarily due to the redevelopment at Harford Mall and York Road, the Easton Shoppes acquisition, and to tenant improvements at the Gateway I & II Offices. The increases were offset by depreciation decreases primarily from the aforementioned sale of the Regal Row warehouse property.

   Operating expenses decreased by $249,000 to $3,088,000 from $3,337,000 primarily due to $156,000 in lower legal fees related to a tenant suit, settled in 1995, at the Smoketown Plaza project. Operating expenses also decreased by $144,000 due to the sales of the aforementioned Regal Row warehouse project and the Oakton bowl project sold in December, 1994. Other net operating expense decreases of $70,000 were primarily related to higher tenant occupancy resulting in lower landlord operating expenses. The operating expense decreases were offset primarily by $70,000 in operating expense increases related to McRay Plaza, sold in December, 1995 and Park Sedona Plaza, sold in January, 1996 and $51,000 in operating expense increases related to the new acquisition, Brandywine Commons.

   General and administrative expenses increased by $29,000 to $1,780,000 from $1,751,000 due primarily to a $92,000 increase in net payroll expense, $52,000 in other net expense increases offset by a $82,000 decrease in insurance expense and a $33,000 decrease in legal fees.

   Minority interest expense increased by $177,000 to $718,000 from $541,000 generally due to higher earnings in minority interest ventures in 1995.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                          SUBSIDIARIES (PREDECESSOR)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of 1995 to 1994 - Continued

   Earnings from operations increased by $627,000 to $2,421,000 from $1,794,000. Certain non-operating items occurred for both periods. For the year ended December 31, 1995, MART recognized a loss on the sale of the Regal Row warehouse operating property of $377,000, a gain on the sale of the McRay Shopping Center in Arizona of $119,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations resulted in net earnings of $3,777,000 for the period. For the year ended December 31, 1994, MART recorded a gain on sales of operating properties of $1,122,000, and, when combined with the earnings from operations for the period, resulted in net earnings of $2,916,000.


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

   Other income increased by $133,000 to $877,000 in 1994 from $744,000 in 1993 primarily as a result of $424,000 in interest income increases from partners' notes receivables added in September, 1993, and increases due to a $166,000 loss included in BTR's other income in September, 1993 related to a provision for losses on notes receivable. The increases were offset by decreases due to a $210,000 decrease in income from a lease termination payment recorded as other income in December, 1993 and $247,000 in net decreases primarily related to higher tenant lease cancellation charges and fees in 1993.

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

   Depreciation and amortization increased by $347,000 to $5,083,000 in 1994 from $4,736,000 in 1993, primarily due to the following increases:
amortization of debentures sold in September, 1993, $204,000, new acquisitions - Timonium, $99,000, and Easton, $57,000, new tenant improvements Gateway I & II, $64,000, and new redevelopment, Rolling Road
Plaza, $28,000. The increases were offset by a $111,000 decrease in depreciation expense due to the discontinuation of operations in September, 1993 of a residential property sold in February, 1994.














MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                    SUBSIDIARIES (PREDECESSOR)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of 1994 to 1993 - Continued

   Operating expenses decreased by $417,000 to $3,337,000 in 1994 from $3,754,000 in 1993, primarily due to the discontinuation in September, 1993 of the residential operating property sold in February, 1994 which decreased operating expenses by $321,000. In addition, operating expense decreased by $117,000 as a result of the sale of certain projects, Harbour Island and Plantation Bowl,which were sold in July, 1993 and January, 1994, respectively. Some operating expense decreases were due to projects with additional occupancy in 1994, which included Columbia Plaza, $68,000, Sedona, $57,000, & McRay, $49,000. Other projects had operating decreases due to various gross expense decreases, such as Burke Town, $43,000 (primarily legal fees decreased) and York Road Plaza, $28,000 (primarily real estate taxes decreased). These major decreases in operating expenses were offset by increases in operating expenses primarily related to the new acquisition of Timonium of $173,000 and additional legal fees related to the Smoketown Plaza project of $101,000.

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


Cash Flow comparison

  The following discussion compares the statements of cash flows of the Company for the year ended December 31, 1995 with the statements of cash flows for the year ended December 31, 1994. The discussion also compares the statments of cash flows of the Company for the year ended December 31, 1994 with the statements of cash flows for the year ended December 31, 1993, which includes the summation of the Company's and BTR's cash flows.

Cash Flow comparison of 1995 to 1994

   Net cash flow provided by operating activities increased by $3,427,000, to $11,193,000 for the year ended December 31, 1995 from $7,766,000 for the year ended December 31, 1994. Net cash flow increased generally due to the following: an increase in net earnings of $861,000 (described above), an increase of $658,000 due to increases in depreciation and minority interest expense adjustments, a $1,379,000 increase related to the gain on the sales of operating properties in 1994 offset by a net loss on the sales of operating properties in 1995, and a $1,933,000 increase in operating liabilities. The cash flow increases were offset by a decrease in operating assets of $1,404,000.

 MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                       SUBSIDIARIES (PREDECESSOR)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Cash Flow comparison of 1995 to 1994 - Continued

   Net cash flow used in investing activities increased by $3,954,000, to $23,584,000 from $19,630,000. The increase was primarily a result of the following: acquistions and additions to properties which resulted in an increase of $7,325,000 (primarily the acquistion of Brandywine Commons, the Owings Mills development project and the redevelopment projects in 1995 exceeding the Easton Shoppes acquisition in 1994), a decrease in cash flow used in investing activities related to an increase in proceeds from sales of properties of $1,652,000, and an increase of $1,719,000 related to an increase in receipts from minority partners in 1995.

   Net cash flow provided by financing activities increased by $1,040,000, to $12,561,000 from $11,521,000. The increase was primarily from two major net cash increases: (1) a $10,100,000 cash increase due to the addition to construction loan payable for the new Owings Mills New Town shopping center under development, and (2) $9,603,000 in cash increases due to additions to mortgages payable primarily related to the closing of mortgages in 1995 for the Shoppes at Easton and York Road redevelopment. The increases were offset by decrease in cash flow provided by financing activities primarily from two major cash decreases: (1) a decrease of $15,949,000 in cash flows due to a net increase in payments on notes payable, and (2) a $2,235,000 decrease in cash flow due to the purchase of common shares in 1995, (3) a decrease in cash due to an increase of $347,000 in deferred finance costs, and (4) a decrease in cash flow due to an increase in dividends paid in 1995 of $132,000.

Cash Flow comparison of 1994 to 1993

  Net cash flow provided by operating activities increased by $157,000, to $7,766,000 for the year ended December 31, 1994 from $7,609,000 for the year ended December 31, 1993. Net cash flow increased generally due to the following: An increase in net earnings of $5,054,000 (described above), an increase of $886,000 due to increases in depreciation and minority interest expense adjustments, an increase of $611,000 due to increased lease cancellation fees deferred in 1994, an increase of $461,000 due to deferred income tax liability for 1993 (See Note K of notes to the consolidated financial statements), and the balance of the increases, $31,000, was an increase in operating assets. The increases were offset by decreases of $4,138,000 related to reductions in operating liabilities. Other major decreases in net cash flow were due to $1,279,000 in unrecoverable development cost decreases, a $1,122,000 decrease related to the gain on the sales of operating properties in 1994, and other decreases totaling $347,000 primarily related to the extraordinary loss on early extinguishment of debt in 1993.

  Net cash flow used in investing activities increased by $13,680,000, to $19,360,000 from $5,950,000. The increase was primarily a result of the following: acquisitions and additions to properties which resulted in an increase of $14,644,000 (primarily the Shoppes at Easton acquisition in September, 1994), a decrease in cash flow used in investing activities related to an increase in proceeds from sales of properties of $1,617,000 (primarily due to sales of land held for sale and operating properties in 1994), and an increase of $653,000 related to an increase in payments to minority partners in 1994.

  Net cash flow provided by or used in financing activities increased by $12,591,000, to net cash provided by financing activities of $11,521,000 from net cash used in financing activities of $1,070,000. The increase was primarily from three major net cash increases: (1) $18,369,000 in cash increases due to net additions to notes payable primarily in 1994 for tha acquisition of the Shoppes at Easton in September, 1994 and the land for the new Owings Mills New Town shopping center under development purchased in December, 1994, (2) net reductions in 1993 in construction loans payable, and mortgages payable of $84,560,000, (3) 1993 additions to deferred debenture costs of $3,063,000. The increases were offset by a decrease in cash flow provided by financing activities resulting from the net cash flow provided by the net proceeds in 1993 from the sale of debentures and common shares of $93,453,000. Other net increases for the period totaled $52,000.

Liquidity and Capital Resources

  MART improved its liquidity in September, 1993 with the conversion from BTR. The initial public share and debenture offering on September 10, 1993 replaced higher fixed rate mortgage debt with lower interest convertible subordinated debentures and the sale of common shares.

  In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. MART intends to pay these dividends from operating cash flows which have increased due to the reduction in debt service resulting from the repayment of indebtedness with the proceeds of the offering, and from future growth in rental revenues and other sources, such as the leasing of currently vacant space and development of undeveloped parcels. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and will continue to maintain a line of credit of at least $40,000,000 from a commercial bank (See Note I of notes to the consolidated financial statements).

 MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                     SUBSIDIARIES (PREDECESSOR)
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Liquidity and Capital Resources - Continued

  The Company anticipates material committments for capital expenditures to include, in the next two years, the redevelopment or development of four Maryland projects with an additional four redevelopment projects in the planning stage at an estimated cost between $14 and $25 million. The Company expects to fund the development projects and other capital expenditures with
(i) available net cash flows from operating activities, (ii) if necessary, construction loan financing, (iii) if necessary, long term mortgage financing on unencumbered operating properties, and (iv) if necessary, the use of its $40,000,000 line of credit from a commercial bank (See Note I of notes to the consolidated financial statements).

  It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 1996 cash requirements, but, expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term liquidity requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. MART anticipates that the cash flow available from operations, together with cash from borrowings, will be sufficient to meet the capital and liquidity needs of MART in both the short and long term.


New Accounting Standards

   Effective January 1, 1995 the Company changed its accounting treatment for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a breakpoint amount of sales for the period according to the lease agreement. During the year ended December 31, 1994 and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method will recognize percentage rent as rental revenues in the period when the actual percentage rent is earned. On January 1, 1995, the Company began estimating the percentage rent earned from major tenants and recorded the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995 was $612,383.
The Company believes that this change is preferable since it provides better matching of revenues and expenses.

   Effective April 1, 1994 the Company adopted a new accounting treatment regarding lease cancellation fees received from tenants who want to discontinue their remaining lease term obligations. Prior to April 1, 1994, the lease termination payments for major tenants were recognized as other income in the period when the termination agreement was executed. Under the new treatment, the entire amount of the cancellation or termination fee on the date of the lease termination is deferred and then amortized into income on a straight-line basis over the remaining original lease term as minimum rent. The Company believes that this change is preferable since it provides a better matching of revenues and expenses. During 1994, approximately $687,000 of termination fees were deferred, and $56,000 were amortized. During 1995, approximately $772,000 of termination fees were deferred, and $266,000 were amortized.

Deferred Financing Costs

   Effective January 1, 1996 the Company changed its reporting of amortization of deferred finance costs. During the year ended December 31, 1995 and previously, the annual amortization of deferred finance costs was reported in the depreciation and amortization of property and improvements expense line on the consolidated statements of operations. Effective January 1, 1996, the Company will be reporting the annual amortization of deferred finance costs in the interest expense line on the consolidated statement of operations. The Company will restate all comparative prior year interest and depreciation and amortization expense line items. The change will have no effect on the presentation of net earnings, but will only reclassify interest expense and depreciation and amortization expense line items.

Inflation

  The majority of all of the leases at the shopping center properties contain provisions which may entitle MART to receive percentage rents based on the tenants' gross sales. Such percentage rents ameliorate the risk to MART of the adverse effects of inflation. Percentage rent received by MART remained stable in the year ended December 31, 1995 compared to the year ended December 31, 1994. If a recession were to begin and continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases at the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases at the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then-existing market value.

Stock Repurchase Plan

   On February 14, 1995 the MART Board of Trustees approved a stock repurchase plan. Under this plan, MART may, from time to time, repurchase shares of its common stock either in the open market or in privately negotiated transactions upon such prices and other terms as the Company deems appropriate. The aggregate number of shares authorized on February 14, 1995 for repurchase could not exceed 5% of the number of shares currently outstanding, or approximately 310,000. On February 12, 1996 the MART Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES, &
BTR REALTY, INC. & SUBSIDIARIES (PREDECESSOR)
Financial Statements:
   Independent auditors' report ......................24

   Consolidated Balance Sheets -
     as of December 31, 1995 and 1994 ................25

   Consolidated Statements of Operations -
     For the Years ended December 31, 1995 and 1994
     and the Periods ended December 31, 1993 and
     September 10, 1993 ..............................26

   Consolidated Statements of Shareholders' Equity  -
     For the Years ended December 31, 1995 and 1994
     and the Periods ended December 31, 1993 and
     September 10, 1993 ..............................27

   Consolidated Statements of Cash Flows -
     For the Years ended December 31, 1995 and 1994
     and the Periods ended December 31, 1993 and
     September 10, 1993 ..............................28

   Notes to Consolidated Financial Statements ........30

Exhibits, Financial Statement Schedule, and Reports on Form 8-K are included in Part IV - Item 14.

Schedule:

     Schedule III - Real Estate and Accumulated
       Depreciation ..................................40

                        INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders
Mid-Atlantic Realty Trust  :

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, and 1994 and the period ended December 31, 1993 and the consolidated statements of operations, shareholders' equity and cash flows of BTR Realty, Inc. and subsidiaries for the period ended September 10, 1993. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, and the period ended December 31, 1993, and the results of BTR Realty, Inc. and subsidiaries' operations and their cash flows for the period ended September 10, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note A to the consolidated financial statements, the Company changed its method of accounting for percentage rents on January 1, 1995. Also, as discussed in note A, the Company changed its method of accounting for lease termination payments in 1994.

                                          KPMG PEAT MARWICK LLP

Baltimore, Maryland
February 15, 1996

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES

                     Consolidated Balance Sheets

                                                  As of
                                               December 31,
                                        1995                  1994

ASSETS
Properties:
 Operating properties
   (Notes C and D)............$       204,132,134           176,511,730
 Less accumulated depreciation
   and amortization ..........         39,430,308            36,448,969
                                     -------------         -------------
                                      164,701,826           140,062,761
 Development operations
   (Note E)...................          1,510,544             6,354,947
 Property held for
   development or sale .......          8,179,378             8,630,465
                                     -------------         -------------
                                      174,391,748           155,048,173

 Cash and cash equivalents ....           514,386               344,522
 Notes and accounts
   receivable - tenants
   and other (Note F)..........         2,350,578             1,688,194
 Due from joint venture
   partners ...................         1,599,581             1,937,019
 Prepaid expenses and deposits.           449,850               402,283
 Deferred financing costs
   (Note G) ...................         3,215,156             3,422,376
                                     -------------         -------------
                               $      182,521,299           162,842,567
                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued
   expenses (Note H)..........  $      4,604,848             3,534,277
 Notes payable (Note I).......          21,530,143            20,139,413
 Construction loan payable
   (Note D)...................         10,099,510                  -
 Mortgages payable (Note D) ..         62,411,104            53,251,140
 Convertible subordinated
   debentures (Note J)........         59,980,000            60,000,000
 Deferred income .............          1,222,673               730,466
 Minority interest in
   consolidated joint ventures          1,734,799               330,893
                                     -------------         -------------
                                      161,583,077           137,986,189


Shareholders' Equity (Note L):
 Preferred shares of beneficial
  interest, $.01 par value, authorized
  2,000,000 shares, issued and
  outstanding, none ..........               -                     -
 Common shares of beneficial
  interest, $.01 par value,
  authorized 100,000,000, issued and
  outstanding, 6,016,111, and
  6,291,407,  respectively......             60,161               62,914
 Additional paid-in capital ..         40,389,783           42,602,505
 Distributions in excess of
 accumulated earnings ........        (19,511,722)         (17,809,041)
                                     -------------        -------------
                                       20,938,222           24,856,378
Commitments (Note M)
                                     -------------        -------------
                             $        182,521,299          162,842,567
                                     =============        =============

See accompanying notes to consolidated
 financial statements.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                       SUBSIDIARIES (PREDECESSOR)
                    Consolidated Statements of Operations

                          Mid-Atlantic Realty Trust      ||BTR Realty, Inc.
                                            September 11 ||
                                                 to      ||  January 1 to
                     Years  Ended December 31, December 31,||  September 10,
                         1995        1994        1993    ||      1993
                                                         ||
REVENUES:                                                ||
Rentals ..........  $23,914,267  21,890,446   6,061,175  ||   14,620,418
(Loss) gain on sales of properties held                           ||
  for sale, net .....   (22,631)     81,313        -     ||       31,501
Sales of residential                                     ||
  property ..........      -           -           -     ||    1,032,000
Other (Note O) ...... 1,027,335     877,122     515,509  ||      228,292
                    ------------ -----------  ---------- ||   -----------
                     24,918,971  22,848,881   6,576,684  ||   15,912,211
                    ------------ -----------  ---------- ||   -----------
COSTS AND EXPENSES:                                      ||
Interest ............11,347,541  10,342,725   3,076,060  ||    9,278,198
Depreciation and                                         ||
  amortization of property                               ||
  and improvements .. 5,564,395   5,083,384   1,502,449  ||    3,233,530
Operating............ 3,087,593   3,336,415   1,104,193  ||    2,649,341
General and                                              ||
  administrative .... 1,780,397   1,751,101     300,625  ||    1,053,295
Cost of residential                                      ||
  property sold......      -           -           -     ||    1,008,475
Unrecoverable                                            ||
  development costs..      -           -           -     ||    1,278,817
                    ------------ -----------  ---------- ||   -----------
                     21,779,926  20,513,625   5,983,327  ||   18,501,656
                    ------------ -----------  ---------- ||   -----------
EARNINGS (LOSS) FROM                                     ||
 OPERATIONS BEFORE                                       ||
 MINORITY INTEREST .. 3,139,045   2,335,256     593,357  ||   (2,589,445)
Minority interest                                        ||
 (expense) benefit ..  (718,019)   (540,744)   (125,883) ||      124,129
                    ------------ -----------  ---------- ||   -----------
EARNINGS (LOSS) FROM                                     ||
 OPERATIONS ......... 2,421,026   1,794,512     467,474  ||   (2,465,316)
Gain on life insurance                                   ||
 proceeds (Note P)... 1,001,787        -           -     ||         -
(Loss) gain on sales of                                  ||
 operating properties  (257,731)  1,121,774        -     ||         -
                    ------------ -----------  ---------- ||   -----------
                                                         ||
EARNINGS (LOSS) BEFORE INCOME                            ||
 TAXES, CUMULATIVE EFFECT OF                             ||
 CHANGE IN ACCOUNTING PRINCIPLE                          ||
 AND EXTRAORDINARY                                       ||
 ITEM                 3,165,082   2,916,286     467,474  ||   (2,465,316)
Income tax benefit,                                      ||
  net (Note K) ......      -           -           -     ||      408,210
                    ------------ -----------  ---------- ||   -----------
EARNINGS (LOSS) BEFORE                                   ||
 CUMULATIVE EFFECT OF                                    ||
 CHANGE IN ACCOUNTING                                    ||
 PRINCIPLE AND                                           ||
 EXTRAORDINARY ITEM . 3,165,082   2,916,286     467,474  ||   (2,057,106)
Cumulative effect of                                     ||
 change in accounting                                    ||
 for percentage                                          ||
 rents ..............   612,383        -           -     ||         -
                    ------------ -----------  ---------- ||   -----------
EARNINGS (LOSS) BEFORE                                   ||
 EXTRAORDINARY ITEM . 3,777,465   2,916,286     467,474  ||   (2,057,106)
Extraordinary item -                                     ||
 Loss on early                                           ||
 extinguishment                                          ||
 of debt ............      -           -           -     ||     (548,323)
                    ------------ -----------  ---------- ||   -----------
NET EARNINGS                                             ||
 (LOSS) ............$ 3,777,465   2,916,286     467,474  ||   (2,605,429)
                    ============ ===========  ========== ||   ===========
                                                         ||
Earnings (loss) per share                                ||
 before cumulative effect                                ||
 of change in accounting                                 ||
 principle and extraordinary                             ||
 item ............. $      0.51        0.46        0.07  ||        (0.24)
Cumulative effect of change                              ||
 in accounting principle   0.10        -           -     ||        -
                    ------------ -----------  ---------- ||   -----------
Earnings (loss) per                                      ||
 share before extraordinary                              ||
 item ..............       0.61        0.46        0.07  ||        (0.24)
Extraordinary item -                                     ||
 early extinguishment                                    ||
 of debt ...........       -           -           -     ||        (0.06)
                    ------------ -----------  ---------- ||   -----------
NET EARNINGS (LOSS)                                      ||
 PER SHARE .........$      0.61        0.46        0.07  ||        (0.30)
                    ============ ===========  ========== ||   ===========

       See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
SUBSIDIARIES (PREDECESSOR)
            Consolidated Statements of Shareholders' Equity
              Years Ended December 31, 1995, 1994 and 1993

                                                  Distributions
                                     Additional    in Excess of     Net
                    Common    Par      Paid-in     Accumulated  Shareholders'
                    Shares   Value     Capital       Earnings      Equity

BTR REALTY, INC.
BALANCE,
 January 1, 1993   8,503,916 $85,039   9,078,718    (7,980,227)    1,183,530

Stock issued through
  the exercise of options
  pursuant to the BTR
  stock compensation
  plan                78,286     783     224,475          -          225,258
Stock canceled for
  repayment of a note
  receivable from a
  former employee    (56,554)   (566)   (176,485)         -         (177,051)
Dividend paid -
  $.58 per share        -        -          -       (4,944,879)   (4,944,879)
Net loss                -        -          -       (2,605,429)   (2,605,429)
                   ---------- -------  ----------  ------------   -----------
BALANCE,
 September 10,
   1993            8,525,648  85,256   9,126,708   (15,530,535)   (6,318,571)
                      ==========================================

MID-ATLANTIC REALTY TRUST

Conversion of 3 shares
 of BTR for 1 share of
 MART             (5,683,765)(56,837)     56,837          -             -
 Acquisition of
  fractional Shares     (476)     (5)     (5,024)         -           (5,029)
Initial sale of
 common shares of
 beneficial
 interest          3,450,000  34,500  33,423,984          -       33,458,484
Dividend paid -
 $.05 per share         -       -           -         (314,570)     (314,570)
Net Earnings            -       -           -          467,474       467,474
                   ---------- ------- ----------- -------------  ------------
BALANCE,
 December 31, 1993 6,291,407  62,914  42,602,505   (15,377,631)   27,287,788
                   ========== ======= =========== =============  ============

Dividends paid -
 $.85 per share         -       -           -       (5,347,696)   (5,347,696)
Net Earnings            -       -           -        2,916,286     2,916,286
                   ---------- ------- ----------- -------------  ------------
BALANCE,
 December 31, 1994 6,291,407  62,914  42,602,505   (17,809,041)   24,856,378
                   ========== ======= =========== =============  ============

Conversion of
  convertible
  subordinated
  debentures           1,904      19      19,122          -           19,141

Share purchase
  plan              (277,200) (2,772) (2,231,844)      -          (2,234,616)

Dividends paid -
  $.89 per share        -       -           -       (5,480,146)   (5,480,146)
Net earnings            -       -           -        3,777,465     3,777,465
                   ---------- ------- ----------- -------------  ------------
BALANCE,
 December 31, 1995 6,016,111 $60,161  40,389,783   (19,511,722)   20,938,222
                   ========== ======= =========== =============  ============


           See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                      SUBSIDIARIES (PREDECESSOR)

                   Consolidated Statements of Cash Flows

                         Mid-Atlantic Realty Trust         ||BTR Realty, Inc.
                                              September 11 ||
                                                   to      ||  January 1 to
                     Year Ended  December 31,  December 31,||  September 10,
                         1995        1994         1993     ||      1993
                                                           ||
Cash flows from                                            ||
 operating activities:                                     ||
  Net earnings (loss) $3,777,465   2,916,286     467,474   ||  (2,605,429)
  Adjustments to reconcile                                 ||
   net earnings (loss)                                     ||
   to net cash provided                                    ||
   by operating activities:                                ||
   Depreciation and                                        ||
     amortization .... 5,564,395   5,083,384   1,502,449   ||   3,233,530
   Minority interest                                       ||
     in earnings (loss),                                   ||
     net .............   718,019     540,744     125,883   ||    (124,129)
   Loss (gain) on sales                                    ||
     of operating                                          ||
     properties ......   257,731  (1,121,774)       -      ||        -
   Loss (gain) on sales of                                 ||
     residential properties                                ||
     and properties held                                   ||
     for sale, net ...    22,631     (81,313)       -      ||      (7,976)
   Unrecoverable                                           ||
     development costs      -           -           -      ||   1,278,817
   Loss on early                                           ||
     extinguishment                                        ||
     of debt -                                             ||
     capitalized .....      -           -           -      ||     273,308
   Deferred income                                         ||
     taxes benefit ...      -           -           -      ||    (460,570)
   Changes in operating                                    ||
     assets and liabilities:                               ||
    (Increase) decrease                                    ||
      in operating                                         ||
      assets .........  (709,951)    694,434     108,480   ||     555,067
    Increase (decrease)                                    ||
      in deferred rental                                   ||
      income ..........  505,887     610,678    (974,173)  ||     974,173
    Increase (decrease)                                    ||
      in operating                                         ||
      liabilities .... 1,056,891    (876,395)  2,249,233   ||   1,012,844
                      -----------  ----------  ----------  ||  -----------
         Total                                             ||
        adjustments... 7,415,603   4,849,758   3,011,872   ||   6,735,064
                      -----------  ----------  ----------  ||  -----------
        NET CASH PROVIDED BY                               ||
         OPERATING                                         ||
         ACTIVITIES   11,193,068   7,766,044   3,479,346   ||   4,129,635
                      -----------  ----------  ----------  ||  -----------
                                                           ||
Cash flows from                                            ||
 investing activities:                                     ||
    Additions to                                           ||
     properties .... (29,522,542)(22,197,577) (6,173,532)  ||  (1,379,710)
    Proceeds from sales                                    ||
     of properties..   4,914,988   3,263,444        -      ||   1,646,748
    Payments to minority                                   ||
     partners  .....    (779,675)   (792,394)   (256,009)  ||    (117,382)
    Receipts from minority                                 ||
     partners  .....   1,803,000      96,800      42,253   ||     287,606
                      -----------  ----------  ----------  ||  -----------
        NET CASH (USED IN)                                 ||
         PROVIDED BY                                       ||
         INVESTING                                         ||
         ACTIVITIES $(23,584,229)(19,629,727) (6,387,288)  ||     437,262
                      ----------- -----------  ----------  ||  -----------


                                                            (CONTINUED)

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                    SUBSIDIARIES (PREDECESSOR)

            Consolidated Statements of Cash Flows  (Continued)

                         Mid-Atlantic Realty Trust         ||BTR Realty, Inc.
                                              September 11 ||
                                                   to      ||  January 1 to
                     Year Ended  December 31,  December 31,||  September 10,
                         1995        1994         1993     ||      1993
                                                           ||
Cash flows from                                            ||
 financing activities:                                     ||
  Proceeds from                                            ||
   notes payable ..$  80,400,000  39,456,366     3,100,000 ||   90,832,649
  Principal payments                                       ||
   on notes payable  (79,009,270)(22,116,953)  (87,486,651)||   (7,475,452)
  Proceeds from                                            ||
   mortgages payable  16,400,000        -             -    ||    2,682,600
  Principal payments                                       ||
   on mortgages                                            ||
   payable  .......   (7,240,036)   (443,232)   (3,143,953)||  (46,709,513)
  Proceeds from                                            ||
   construction                                            ||
   loans payable ..   10,099,510        -             -    ||         -
  Payments on                                              ||
   construction                                            ||
   loans payable ..         -           -             -    ||  (37,831,945)
  Additions to deferred                                    ||
   finance costs -                                         ||
   other...........     (374,417)    (27,388)     (171,954)||      (45,149)
  Proceeds from sale                                       ||
   of convertible                                          ||
   debentures .....         -           -       60,000,000 ||         -
  Additions to deferred                                    ||
   finance costs -                                         ||
   debentures......         -           -       (3,063,274)||         -
  Net proceeds from                                        ||
   sale of common                                          ||
   shares .........         -           -       33,453,455 ||         -
  Stock issued -                                           ||
   options exercised                                       ||
   in compensation                                         ||
   plan  ..........         -           -             -    ||      225,258
  Stock canceled -                                         ||
   employee note                                           ||
   payment  .......         -           -             -    ||     (177,051)
  Shares purchased    (2,234,616)       -             -    ||         -
  Dividends paid ..   (5,480,146) (5,347,696)     (314,570)||   (4,944,879)
                      ----------- -----------   -----------||   -----------
    NET CASH PROVIDED                                      ||
       BY (USED IN)                                        ||
       FINANCING                                           ||
       ACTIVITIES ... 12,561,025  11,521,097     2,373,053 ||   (3,443,482)
                      ----------- -----------   -----------||   -----------
 NET INCREASE (DECREASE)                                   ||
  IN CASH AND CASH                                         ||
  EQUIVALENTS            169,864    (342,586)     (534,889)||    1,123,415
                                                           ||
 CASH AND CASH                                             ||
  EQUIVALENTS,                                             ||
  beginning of period    344,522     687,108     1,221,997 ||       98,582
                      ----------- -----------   -----------||   -----------
                                                           ||
 CASH AND CASH                                             ||
  EQUIVALENTS,                                             ||
  end of period .....$   514,386     344,522       687,108 ||    1,221,997
                      =========== ===========   ===========||   ===========
                                                           ||
Supplemental disclosures of                                ||
 cash flow information:                                    ||
Cash paid for:                                             ||
 Interest ...........$11,760,934  10,404,859     1,659,428 ||    9,218,811
 Income taxes .......       -           -           20,560 ||       16,813
                      =========== ===========   ===========||   ===========

Supplemental information of noncash investing and financing activities:

  In April, 1995 $20,000 in convertible debentures were converted to 1,904 common shares of beneficial interest decreasing convertible subordinated debentures by $20,000, decreasing net deferred financing costs by $859 and increasing shareholders' equity by $19,141.

  During 1995 and 1994, respectively, $19,838,543 and $2,832,641 in assets were transferred from Development Operations to Operating Properties.

  At December 31, 1993, MART recorded an asset on the balance sheet, net assets of properties to be sold of $449,219. The reclassification of the assets and liabilities consisted of the following: a decrease in operating properties of $6,505,807, a decrease in operating assets of $304,377, a decrease in deferred financing costs of $323,449, a decrease in operating liabilities of $42,419, and a decrease in mortgages payable of $6,641,995. Proceeds from sales of properties for the year ended December 31, 1994 included net proceeds of $504,820 from the sale, in February, 1994, of net assets of properties to be sold which included proceeds of $7,146,815 reduced by the payoff of the mortgage payable of $6,641,995.

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

        See accompanying notes to
 consolidated financial statements.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                     SUBSIDIARIES (PREDECESSOR)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1995, 1994, 1993

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

  Mid-Atlantic Realty Trust, "the Company", was incorporated on June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. The Company is the successor to the operations of BTR Realty, Inc., "BTR". The Consolidated Financial Statements for the period January 1, 1993 through September 10, 1993 of BTR Realty, Inc. are presented for comparative purposes.

   Description of Business

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

   Basis of Presentation

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contigencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

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

   In September, 1993, MART loaned to outside partners funds to cover their respective partner share of partnership mortgage paydowns using their respective equity interests in the partnerships as collateral for the notes receivable. The company eliminates the partner notes receivable against what is due from joint venture partners. The interest on the partner notes is recognized as interest income.

   Recognition of Revenue From Rentals

   The Company earns rental income under operating leases with tenants. Minimum rental payments are recognized as rental revenues in the period when
they are earned according to the applicable lease term.   Effective January 1,
1995 the Company changed its accounting treatment for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a breakpoint amount of sales for the period according to the lease agreement. During the year ended December 31, 1994 and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method will recognize percentage rent as rental revenues in the period when the actual percentage rent is earned. On January 1, 1995, the Company began estimating the percentage rent earned from major tenants and recorded the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995 was $612,383. The Company believes that this change is preferable since it provides a better matching of revenues and expenses.


                                                    Continued
                                     30

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                     SUBSIDIARIES (PREDECESSOR)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Recognition of Revenue from Rentals - Continued

   Effective April 1, 1994 the Company adopted a new accounting treatment regarding lease cancellation fees received from tenants who want to discontinue their remaining lease term obligations. Prior to April 1, 1994, the lease termination payments for major tenants were recognized as other income in the period when the termination agreement was executed. Under the new treatment, the entire amount of the cancellation or termination fee on the date of the lease termination is deferred and then amortized into income on a straight-line basis over the remaining original lease term as minimum rent. The Company believes that this change is preferable since it provides a better matching of revenues and expenses. During 1994, approximately $687,000 of termination fees were deferred, and $56,000 were amortized. During 1995, approximately $772,000 of termination fees were deferred, and $266,000 were amortized.

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

   Properties

   Operating properties and property held for development or sale are carried at the lower of historical cost or, where appropriate, an amount not to exceed estimated net realizable value. The amount the Company will ultimately realize could differ from the estimated net realizable value. Depreciation of buildings and leaseholds is provided using the straight-line method over the estimated useful lives or lease terms of the properties. Improvements for tenants are amortized on a straight-line basis over the terms of the related tenant leases. Expenditures for normal maintenance and repairs are charged against income as incurred.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                     SUBSIDIARIES (PREDECESSOR)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

   New Accounting Standards

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). The statement established accounting standards for the impairment of long-lived assets and certain identifiables to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement effective January 1, 1996 will not have a material effect on results of operations, financial condition or liquidity.

   In October 1995, the Financial Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995 and for transactions occurring after December 15, 1995. The Statement defines a fair value based method of accounting for an employee stock option or similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Statement encourages all entities to adopt the fair value method of accounting for an employee stock option or similar equity instrument; however, it allows an entity to continue to measure compensation costs for stock options or similar equity instruments using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation costs are the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to continue to measure compensation costs for stock options or similar equity instruments using the intrinsic value based method of accounting prescibed by APB Opinion No. 25 with proforma disclosure of net income and earnings per share as if the fair value based method f accounting had been applied.

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

   Deferred Financing Costs

   Costs associated with the issuance of debt are capitalized and recorded as deferred finance costs and amortized on a straight-line basis, which is not materially different from the interest method, over the term of the related debt.

   Effective January 1, 1996 the Company changed its reporting of amortization of deferred finance costs. During the year ended December 31, 1995 and previously, the annual amortization of deferred finance costs was reported in the depreciation and amortization of property and improvements expense line on the consolidated statements of operations. Effective January 1, 1996, the Company will be reporting the annual amortization of deferred finance costs in the interest expense line on the consolidated statement of operations. The Company will restate all comparative prior year interest and depreciation and amortization expense
line items.   The change will have no effect on the presentation of net
earnings, but will only reclassify interest expense and depreciation and amortization expense line items.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                  SUBSIDIARIES (PREDECESSOR)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


B. PUBLIC OFFERINGS

   On September 11, 1993, the Company completed a public offering of 3,450,000 common shares of beneficial interest at $10.50 per share and $60,000,000 in convertible subordinated debentures at 7.625%. Net proceeds from these offerings totaled approximately $90,390,000.


C.  OPERATING PROPERTIES

   Operating properties consist of the following:
                                               December 31,
                                             1995         1994
         Land                            $22,137,380   17,993,243
         Land improvements                28,370,084   21,123,172
         Buildings                       115,270,325  107,030,436
         Improvements for tenants          6,136,228    6,013,294
         Development costs on
           completed projects             16,597,684   16,577,892
         Furniture, fixtures and
           equipment                       2,377,401    2,181,109
         Deferred lease costs             13,243,032    5,592,584
                                        ------------  -----------
                                         204,132,134  176,511,730
         Less accumulated depreciation
           and amortization               39,430,308   36,448,969
                                        ------------  -----------
                                        $164,701,826  140,062,761
                                        ============  ===========

D.  PROPERTIES AND RELATED ACCUMULATED DEPRECIATION AND
AMORTIZATION AND
        MORTGAGES AND CONSTRUCTION LOAN PAYABLE

   A summary of all of the Company's properties and related mortgages payable at December 31, 1995 follows:

                                                     Accumulated
                                 Cost of             Depreciation
Classi-   Mortgages   Initial   Subsequent    Total      and
fication   Payable      Cost   Improvements   Cost   Amortization  Net Cost

Shopping
 centers $60,485,066 140,991,245 26,571,938 167,563,183 31,140,277136,422,906
Bowling
 centers        -      2,866,998     69,293   2,936,291  1,387,535  1,548,756
Office
 buildings 1,926,038  26,415,163  3,652,043  30,067,206  5,718,653 24,348,553
Other rental
 properties     -      2,173,695    706,200   2,879,895    740,250  2,139,645
Other property  -        685,559       -        685,559    443,593    241,966
         --------------------------------------------------------------------
Operating
 proper-
 ties     62,411,104 173,132,660 30,999,474 204,132,134 39,430,308164,701,826
Development
 operations     -      1,510,544       -      1,510,544       -     1,510,544
Property held for
  development
  or sale       -      8,179,378       -      8,179,378       -     8,179,378
         --------------------------------------------------------------------
         $62,411,104 182,822,582 30,999,474 213,822,056 39,430,308174,391,748

=================================================================

   Mortgages payable aggregating $62,411,104 at December 31, 1995 bear interest at 7.87% to 10.375% and mature in installments through 2006. Aggregate annual principal payments applicable to mortgages payable for the five years subsequent to December 31, 1995 are:


                  1996  $ 5,972,885
                  1997    5,388,446
                  1998   14,204,762
                  1999      425,901
                  2000      466,820
           Thereafter    35,952,290

   A construction loan payable of $10,099,510 at December 31, 1995 bears interest at the lesser of 2.5% over the 30 day LIBOR rate or the prime rate (at December 31, 1995 the interest rate was 8.469%) and matures on October 31, 1996.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                     SUBSIDIARIES (PREDECESSOR)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  DEVELOPMENT OPERATIONS

    Development operations consist of the following:

                                            December 31,
                                         1995        1994
    Land                             $     -       5,072,696
    Construction in progress          1,225,844      953,456
    Pre-construction costs              284,700      328,795
                                     ----------    ---------
                                     $1,510,544    6,354,947
                                     ==========    =========

      Development operations are transferred to operating property costs when a project is completed, at which time depreciation and amortization commences. Consruction period interest cost capitalized during 1995 was approximately $570,000.

F.  NOTES AND ACCOUNTS RECEIVABLE

       Included in notes and accounts receivable at December 31, 1995 are significant concentrations of amounts due from tenants in two primary geographical areas: the mid-Atlantic region of the United States and Arizona. The Company performs in depth credit evaluations of prospective new tenants and requires security deposits in most circumstances. Tenants compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on an analysis of the risk of loss on specific tenants, historical trends, and other relevant information. The Company's accounts receivable at December 31, 1995 included $1,207,000 and $336,000 due from tenants in the mid-Atlantic region and Arizona, respectively. Management believes adequate provision has been made for the Company's credit risk for all receivables.


G.  DEFERRED FINANCING COSTS
                                                        December 31,
    Deferred financing costs consist of the following:    1995       1994
    Deferred costs related to the debentures           $3,062,253 3,063,274
    Deferred costs of line of credit                      263,409   198,972
    Deferred financing costs capitalized related
      to operating properties                           1,852,598  1,720,827
                                                        ---------  ---------
                                                        5,178,260  4,983,073
    Less accumulated amortization                      (1,963,104)(1,560,697)
                                                        ---------  ---------
  Deferred financing costs                             $3,215,156  3,422,376
                                                        =========  =========

H.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:
                                                       December 31,
                                                           1995       1994
          Trade accounts payable                       $1,600,118  1,195,143
          Retainage on construction in progress           635,558     61,117
          Accrued debenture  interest expense           1,333,994  1,334,375
          Accrued expenses                              1,035,178    943,642
                                                        ---------  ---------
                                                       $4,604,848  3,534,277
                                                        =========  =========

I.  NOTES PAYABLE
    Notes payable consist of the following:         December 31,
                                                           1995       1994
           Line of credit                             $21,500,000 20,100,000
           Note  payable, bearing interest at 8.71%        30,143     39,413
                                                       ---------- ----------
                                                      $21,530,143 20,139,413
                                                       ========== ==========

    At December 31, 1995, the Company has amended the existing agreement with its primary bank to provide for an additional $5,000,000 to its $35,000,000 secured line of credit. The agreement also provides that as long as the Company is in compliance with all loan covenants, the loan maturity date, which at December 31, 1995 was December 31, 1998, will be extended one year automatically each year. Under the agreement, the Bank must give the Company two years notice should it decide to terminate the loan. Availability under the agreement is determined by the amount of collateral provided. At December 31, 1995, $33,000,000 was fully collateralized with $40,000,000 fully collateralized on March 1, 1996. The line bears interest at the prime rate. However, the Company has the option to fix the rate at LIBOR plus 1.125% for fixed periods from three to nine months. A stand-by fee is required by the bank for any unused portion of the line. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth, and other requirements, among which is the requirement that the Company maintain its status as a REIT, and other normal conditions consistent with bank lines of credit.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                 SUBSIDIARIES (PREDECESSOR)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. NOTES PAYABLE - Continued

    At December 31, 1995, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $232,805, was $11,267,000. The maximum level of borrowings under the line of credit was $32,000,000, $20,100,000 and $4,633,130 in 1995, 1994 and 1993, respectively. The average amounts of borrowings were approximately $17,534,000, $6,131,000, and $1,888,000, with weighted average interest approximating 7.8%, 6.5%, and 5.6%, in 1995, 1994 and 1993, respectively. The weighted average interest rate at December 31 was 7.8%, 8.1%, and 6.0% in 1995, 1994, and 1993, respectively.

    Aggregate annual principal maturities of notes payable subsequent to December 31, 1995 are as follows:
                1996     $        9,270
                1997              9,270
                1998         21,509,270
                1999              2,333
                             ==========

J.  CONVERTIBLE SUBORDINATED DEBENTURES

    Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September, 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In April, 1995, $20,000 in debentures were converted to 1,904 common shares of beneficial interest. The balance of the debentures, at December 31, 1995, of $59,980,000, convertible at $10.50 per share, if fully converted, would produce an additional 5,712,381 shares. Costs associated with the issuance of the debentures were approximately $3,062,000 at December 31, 1995 and are being amortized through 2003. The debentures are redeemable by the Company at any time on or after September 15, 1996, or at any time for certain reasons intended to protect the Company's REIT status, at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. On January 29, 1996, $57,000 in debentures were converted to 5,428 common shares of beneficial interest reducing the balance of debentures to $59,923,000.

K. INCOME TAXES

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

    A REIT will generally not be subject to federal income taxation for the portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. At December 31, 1995, the income tax basis of the Company's assets was approximately $165,000,000 and liablities was approximately $ 160,000,000.

    The income taxes benefit, net, in BTR, for the period January 1, 1993 through September 10, 1993 included a currently payable income tax expense of $52,360, offset by a deferred income tax benefit of $460,570, including the balance of deferred income taxes payable of $466,570 in BTR which was recognized as an income tax benefit. It was determined by BTR that it was more likely than not that there would be no payment in the future of any deferred tax temporary differences due to the expected merger with the Company. This was in accordance with the Statement 109 adopted by BTR as of January 1, 1992.

    The net benefit for income taxes consists of the following:

                           Jan. 1, 1993 thru
                           September 10, 1993

Current taxes:   Federal    $      -
                 State            52,360
                                ----------
                                  52,360
                                ----------
Deferred:        Federal         118,430
                 State          (579,000)
                                ----------
                                (460,570)
                                ----------
                              $(408,210)
                                ==========

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                SUBSIDIARIES (PREDECESSOR)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLAN

  Preferred Shares
    At its inception on September 11, 1993, Mid-Atlantic Realty Trust authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1995, none of these shares were issued and outstanding.

  BTR Stock Compensation Plan
    Under the BTR Executive Stock Compensation Plan, certain officers had been awarded shares of BTR's stock to be issued at a rate of 20% of the shares awarded for each year of continued employment. A charge was made to general and administrative expense at the time of such awards. In 1993, the 78,286 remaining shares in the plan were exercised and issued prior to the merger on September 11, 1993. For the period January 1, 1993 through September 10, 1993, BTR recorded general and administrative expenses of approximately $49,000 representing the increase in recorded value of the awarded share of BTR stock.

  MART Incentive Stock Option Plans
    MART has an Omnibus Share Plan, "Plan", under which Trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994 trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at December 31, 1995, totaling 254,332, allow holders to purchase one share of MART for $10.50 per share. Of outstanding stock options, 170,332 were vested and exercisable at December 31, 1995 and an additional 84,000 vested on January 1, 1996.
The closing price of MART shares at December 31, 1995 was $8.625 per share. No options were exercised during the year ended December
31, 1995 and based on the market value of MART shares, the options, if converted, would be anti-dilutive producing fewer weighted average shares for the year ended December 31, 1995.

   On September 14, 1995, the Company authorized the availability of 180,000 shares for a "New Plan", the 1995 Stock Option Plan, subject to the approval of shareholders. The New Plan granted a number of shares equal to approximately 56% of the number under the current Plan, or 141,300, which shares will vest 1/3, or 47,100 on September 30, 1995, exercisable at $8 15/16 per share. The balance of the shares will vest on the first and second anniversary thereof, to be priced at the market price on the close of business each date of vesting. No options were exercised during the period September 30, 1995 through December 31, 1995 and based on the market value of MART shares, the options, if converted, would be anti-dilutive.

  Acquisition of Outstanding Shares
    On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share. On February 12, 1996 the MART Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000

    In 1993, BTR retired 56,544 shares of BTR stock held as collateral for a note receivable from a former officer of the Company.

M.  COMMITMENTS

    Lease Commitments
     Minimum rental commitments for operating land leases as of
       December 31, 1995 are as follows:
                  1996                      $566,000
                  1997                       566,000
                  1998                       566,000
                  1999                       566,000
                  2000                       566,000
            Thereafter                    22,337,000

    Certain of the leases contain renewal or purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $262,000 in 1995, $219,000 in 1994, and $176,000 in
1993.

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
SUBSIDIARIES  (PREDECESSOR)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

N.  LEASES

    The Company owns shopping centers and other commercial property which are leased, generally on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases are as follows:

                 1996                   $23,461,821
                 1997                    21,724,487
                 1998                    19,208,084
                 1999                    16,975,654
                 2000                    15,105,709
           Thereafter                   117,694,206
                                        ===========

    The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,246,000 in 1995, $1,206,000 in 1994, and $1,259,000 in 1993. On a prospective basis, no more than 3% of rental income is derived from any one tenant, except Giant Food of Maryland, which is approximately 11% of Rental income. Giant Food minimum lease payments represent approximately 12% for the years 1996 through 2000 and 34% thereafter of the total minimum lease payments above. The 34% percentage of total minimum lease payments is high due to the fact that Giant Food leases contain long lease terms compared with other major tenants who use renewal option terms. Renewal option minimum lease payments are not included in the totals above.

O.  OTHER INCOME

    Other income consists of the following:
                                       MART                 BTR Realty, Inc.
                                                   Sept. 11   Jan. 1, thru
                                                     thru
                            Years Ended December 31, Dec. 31,     Sept. 10,
                              1995       1994          1993         1993


   Interest and dividends   $757,905   727,249        266,141       93,312
   Miscellaneous             269,430   149,873        249,368      134,980
                          -------------------------------------------------
                          $1,027,335   877,122        515,509      228,292
                          =================================================

P.  GAIN ON LIFE INSURANCE PROCEEDS

    In January, 1995, the Company received $1,002,000 in life insurance proceeds as a result of the death of a former BTR general partner and officer.

Q.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107) requires the Company to disclose estimated fair values for certain on- and off-balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 1995 and 1994.

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

   Mortgages Payable
     The fair value of mortgages payable was based on the discounted value of contractual cash flows. The discount rate for mortgages payable was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of mortgages payable at December 31, 1995 was $62,411,104 and $67,179,000 respectively, and at December 31, 1994 was $53,251,140 and $53,641,000, respectively.

   Convertible Subordinated Debentures
     The fair value of convertible subordinated debentures was based on the discounted value of contractual cash flows. The discount rate for convertible subordinated debentures was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of convertible subordinated debentures at December 31, 1995 was $59,980,000 and $60,982,000,
     respectively, and at December 31, 1994 was $60,000,000 and $52,119,000, respectively.

ITEM  9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

PART III

ITEM 10
Directors and Executive Officers of the Registrant

  The information with respect to the identity and business experience of the directors of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of directors at the 1996 annual meeting of stockholders, is incorporated herein by reference.

   The Executive Officers of MART are as follows:
                                    Position and
       Name                    Age  Business Experience

       LeRoy E. Hoffberger      70  Chairman of the Board of MART since
                                    September, 1993.Director of BTR from 1963 to September 1993.President of CPC, Inc.,
                                    President and Director of Keystone Realty
                                    Co., Vice President and Director of MP
                                    Commercial Inc., Director of the
                                    following public mutual funds - Davis
                                    New York Venture  Fund and eight
                                    other public mutual funds also advised
                                    by Davis Selected Advisers, L.P.,
                                    President and Director  of  the
                                    Hoffberger Foundation, Vice President
                                    and Director of Hoffberger Family Fund.

       F. Patrick Hughes         48 President, Principal Executive Officer,
                                     and CEO of MART since September, 1993.
                                     President of BTR from November, 1990 to
                                     September, 1993.  Senior Vice President
                                     BTR from May, 1989 to November, 1990.
                                     Vice President,  Controller and
                                     Secretary of BTR for more than
                                     five years.

       Paul F. Robinson          42 Vice President of MART since
                                     September, 1993. Vice President of BTR
                                     from May, 1992 to September, 1993.
                                     Secretary and General Counsel of MART
                                     since September, 1993. Secretary and
                                    General Counsel of  BTR from May 1989
                                     to September, 1993; General Counsel since
                                    August, 1985.

     Eugene T. Grady           47 Treasurer of MART since September, 1993.
                                    Treasurer of BTR since May, 1989.

       Paul G. Bollinger         36 Controller and Principal Financial
                                    Officer of MART since September, 1993.
                                    Controller of BTR since June, 1992.
                                    Assistant Treasurer & Assistant Secretary since May, 1992 Principal Financial Officer of Financial Associates of Maryland, (BTR Related Residential development partnership), for more than five years.

   Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Directors of the Company or until his successor is duly elected and qualified.

ITEM 11  Executive Compensation

   The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1996 annual meeting of stockholders.

ITEM 12
   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1996 annual meeting of stockholders.

ITEM 13
    Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1996 annual meeting of stockholders.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
    ON FORM 8-K

         (a) 1. Financial Statements
         The following financial statements of Mid-Atlantic Realty Trust and
          Subsidiaries and BTR Realty, Inc. and Subsidiaries (Predecessor)
            are included in Part II Item 8:
              Independent auditors' report
              Consolidated balance
                sheets at December 31, 1995 and 1994
              Consolidated statements of operations for
                the years ended December 31, 1995 and 1994
                and for the periods ended December 31, 1993 and
                September 10, 1993
              Consolidated statements of shareholders' equity
                for the years ended December 31, 1995 and 1994
                and for the periods ended December 31, 1993 and
                September 10, 1993
              Consolidated statements of cash flows for
                the years ended December 31, 1995 and 1994 and
                for the periods ended December 31, 1993 and
                September 10, 1993
              Notes to consolidated financial statements
         (a) 2. Financial Statement Schedule
                 Schedule III - Real estate and accumulated
                  depreciation and amortization
         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
         (a)   3.   Exhibits
         Exhibit No.
            3.  Articles of Incorporation and by-laws.
                   None.
            4.  Instrument Defining the Right of Shareholders.
                   None.
            9.  Voting Trust Agreement.
                   None.
           11.  Computations of net earnings per common share.
                  See Summary of Significant Accounting Policies under Notes to Financial Statements appearing on page 31 of this report.
           12.  Statement re:  computation of ratios.
                  Not applicable.
           13.  Annual Report to Shareholders.
                  Not applicable.
           18.  Letter regarding change in accounting principles.
                  See Summary of Significant Accounting Policies under Notes to Financial Statements appearing on pages 30, 31 and 32 of this report and letter from KPMG Peat Marwick LLP.
           19.  Previously unfiled documents.
                  Not applicable.
           21.  List of subsidiaries of registrant.
                 Filed herewith.
           22. Published report regarding matters submitted to vote of security holders.
                  Not applicable.
           23.  Consents of experts and counsel.
                  Filed thru EDGAR.
           24.  Power of Attorney.
                  Not applicable.
           27.  Financial Data Schedule
                  Filed thru EDGAR.
           28.  Additional exhibits.
                  Not applicable.

          (b)   Reports on Form 8-K.
                   None.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
 Schedule III - Real Estate and Accumulated Depreciation

                                                            Cost capitalized
                                                               subsequent
Year ended                         Initial cost to Company   to acquisition
December 31, 1995
                    Mortgages                Buildings and
Description          Payable        Land      Improvements    Improvements
Shopping Centers
Harford Mall        $19,686,335     599,031     8,457,331      15,649,900
Owings Mills               -      4,381,666     8,619,103               -
The Shoppes at Easton 7,657,932   2,600,000    10,379,069          10,486
Brandywine Commons         -           -       12,244,289             -
Smoketown Plaza            -        516,312    10,095,077         638,297
Park Sedona                -      2,251,624     8,397,274         242,766
Colonie Plaza         5,442,755   1,137,567     7,755,095         599,795
Columbia Plaza        4,921,594     999,739     6,887,711       1,466,142
Spotsylvania Crossing      -      1,544,314     6,600,616         268,739
Skyline Village            -        555,295     6,240,003       1,035,922
Page Plaza                 -        496,404     5,777,369         120,740
York Road Plaza       8,700,000   1,562,382     2,102,575    2,344,121
Plaza Del Rio              -      1,291,325     3,938,734         409,334
Sudley Towne Plaza         -        789,881     3,736,837         449,124
Burke Town Plaza      7,198,894        -        2,936,134       1,716,707
Rosedale Plaza        1,869,857   1,024,712     3,217,926         305,002
Wilkens Beltway Plaza        5,007,699        -        3,601,891         337,505
Timonium Shopping Ctr      -           -        4,031,809         246,212
Rolling Road Plaza         -        338,791     1,632,268       2,000,980
Patriots Plaza             -           -        1,709,846         521,846
Union Hills Plaza          -        274,920       679,863         150,417
Dobson-Guadalupe           -         69,146       791,347          94,211
Chandler Plaza             -        160,671       565,298          64,833
                      ----------------------------------------------------
                      60,485,066 20,593,780   120,397,465      28,673,079
Office Buildings
Gateway II                 -        364,982    12,376,977       1,579,472
Gateway I                  -         82,396     8,271,751       1,380,776
Patriots Plaza             -           -        1,522,943         243,394
Wilkens Office II     1,926,038        -        1,644,370         141,706
Wilkens Office I           -           -        1,383,102         264,969
Wilkens Office III         -           -          768,642          41,726
                     -----------------------------------------------------
                      1,926,038     447,378    25,967,785       3,652,043
Bowling Centers
Freestate                  -        307,656     1,279,278           2,719
Waldorf                    -        243,139       579,161           5,690
Clinton                    -           -          457,764          60,884
                     ------------------------------------------------------
                           -        550,795     2,316,203          69,293




                                                    (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
 Schedule III - Real Estate and Accumulated Depreciation

                 Cost capitalized subsequent    Amount at which carried
Year ended              to acquisition             at close of period
December 31, 1995
                      Carrying Costs       Land   Buildings and    Total
Description         Land   Improvements           Improvements
Shopping Centers
Harford Mall                             599,031   24,107,231   24,706,262
Owings Mills                           4,381,666    8,619,103   13,000,769
The Shoppes at Easton                  2,600,000   10,389,555   12,989,555
Brandywine Commons                          -      12,244,289   12,244,289
Smoketown Plaza                          516,312   10,733,374   11,249,686
Park Sedona      (293,550) (1,095,141) 1,958,074    7,544,899    9,502,973
Colonie Plaza                          1,137,567    8,354,890    9,492,457
Columbia Plaza                           999,739    8,353,853    9,353,592
Spotsylvania Crossing                  1,544,314    6,869,355    8,413,669
Skyline Village                          555,295    7,275,925    7,831,220
Page Plaza                               496,404    5,898,109    6,394,513
York Road Plaza                        1,562,382    4,446,696    6,009,078
Plaza Del Rio                          1,291,325    4,348,068    5,639,393
Sudley Towne Plaza                       789,881    4,185,961    4,975,842
Burke Town Plaza                            -       4,652,841    4,652,841
Rosedale Plaza                         1,024,712    3,522,928    4,547,640
Wilkens Avenue   475,481                 475,481    3,939,396    4,414,877
Timonium Shopping Ctr                       -       4,278,021    4,278,021
Rolling Road Plaza           (837,931)   338,791    2,795,317    3,134,108
Patriots Plaza                              -       2,231,692    2,231,692
Union Hills Plaza                        274,920      830,280    1,105,200
Dobson-Guadalupe                          69,146      885,558      954,704
Chandler Plaza   (86,450)    (263,550)    74,221      366,581      440,802
                ----------------------------------------------------------
                  95,481   (2,196,622)20,689,261  146,873,922  167,563,183

Office Buildings
Gateway II                               364,982   13,956,449   14,321,431
Gateway I                                 82,396    9,652,527    9,734,923
Patriots Plaza                              -       1,766,337    1,766,337
Wilkens Office II                           -       1,786,076    1,786,076
Wilkens Office I                            -       1,648,071    1,648,071
Wilkens Office III                          -         810,368      810,368
                ----------------------------------------------------------
                    -            -       447,378   29,619,828   30,067,206
Bowling Centers
Freestate                                307,656    1,281,997    1,589,653
Waldorf                                  243,139      584,851      827,990
Clinton                                     -         518,648      518,648
                -----------------------------------------------------------
                    -            -       550,795    2,385,496    2,936,291



                                                    (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
 Schedule III - Real Estate and Accumulated Depreciation


                                                             Life on which
Year ended                                                   depreciation on
December 31, 1995                                             latest income
                      Accumulated     Date of       Date      statement is
Description           Depreciation  Construction  Acquired     computed
Shopping Centers
Harford Mall           9,569,980       12/73                    5-50 yrs.
Owings Mills              15,692       12/95                    5-50 yrs.
The Shoppes at Easton    289,368                     9/94       5-50 yrs.
Brandywine Commons        34,823                    11/95       5-50 yrs.
Smoketown Plaza        2,618,269        4/87                    5-50 yrs.
Park Sedona            1,007,351       11/90                  5-50 yrs.
Colonie Plaza          1,980,527       12/87                    5-50 yrs.
Columbia Plaza         1,848,496        6/88                    5-50 yrs.
Spotsylvania Crossing  1,768,599        5/87                    5-50 yrs.
Skyline Village        1,626,264        5/88                    5-50 yrs.
Page Plaza               740,648        8/91                    5-50 yrs.
York Road Plaza          922,675                     11/85      5-50 yrs.
Plaza Del Rio            696,779        2/89                    5-50 yrs.
Sudley Towne Plaza     1,252,424        7/84                    5-50 yrs.
Burke Town Plaza       1,801,538     7/79-7/82                  5-50 yrs.
Rosedale Plaza           540,639                     10/89      5-50 yrs.
Wilkens Avenue         1,394,775        5/81                    5-50 yrs.
Timonium Shopping Ctr    260,285                     10/93      5-50 yrs.
Rolling Road Plaza     1,051,738        6/73                    5-50 yrs.
Patriots Plaza  (A)      879,381        6/84                    5-50 yrs.
Union Hills Plaza        323,571       11/83                    5-50 yrs.
Dobson-Guadalupe         325,387        9/85                    5-50 yrs.
Chandler Plaza           191,068        3/84                    5-50 yrs.
                  --------------
                      31,140,277
Office Buildings
Gateway II             1,913,709        7/89                    5-50 yrs.
Gateway I              2,245,984        4/87                    5-50 yrs.
Patriots Plaza           519,941        8/85                    5-50 yrs.
Wilkens Office II        403,326        1/87                    5-50 yrs.
Wilkens Office I         516,507        1/85                    5-50 yrs.
Wilkens Office III       119,186        1/91                    5-50 yrs.
                -----------------
                       5,718,653
Bowling Centers
Freestate                917,453        3/78                    5-50 yrs.
Waldorf                  218,707        3/79                    5-50 yrs.
Clinton                  251,375        8/71                    5-50 yrs.
                ------------------
                       1,387,535

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
 Schedule III - Real Estate and Accumulated Depreciation

                                                            Cost capitalized
                                                               subsequent
Year ended                         Initial cost to Company   to acquisition
December 31, 1995
                    Mortgages                Buildings and
Description          Payable        Land      Improvements    Improvements
(Continued)

Other Rental Properties
Business Center         -         395,536      1,190,692        59,403
Southwest               -            -           283,039       596,738
Waldorf Firestone       -           9,261        161,543         4,910
Ocean City              -            -           133,624          -
                   ---------------------------------------------------------
                        -         404,797      1,768,898       661,051

Development Operations  -            -         1,510,544          -

Property Held           -       8,179,378           -             -


Other Property          -            -           685,559          -
                   --------------------------------------------------------
                   $62,411,104 30,176,128    152,646,454    33,055,466
                   ============================================























                                                (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
 Schedule III - Real Estate and Accumulated Depreciation


                 Cost capitalized subsequent    Amount at which carried
Year ended              to acquisition             at close of period
December 31, 1995
                      Carrying Costs       Land    Buildings and    Total
Description         Land   Improvements            Improvements
(Continued)

Other Rental Properties
Business Center                             395,536   1,250,095   1,645,631
Southwest            45,149                  45,149     879,777     924,926
Waldorf Firestone                             9,261     166,453     175,714
Ocean City                                     -        133,624     133,624
                   ---------------------------------------------------------
                     45,149        -        449,946   2,429,949   2,879,895

Development Operations  -        -             -      1,510,544   1,510,544

Property Held           -        -        8,179,378        -      8,179,378


Other Property          -        -             -        685,559     685,559
                   ---------------------------------------------------------
                    140,630(2,196,622)   30,316,758 183,505,298 213,822,056
                   ============================================





















                                                (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
 Schedule III - Real Estate and Accumulated Depreciation

                                                             Life on which
Year ended                                                   depreciation on
December 31, 1995                                             latest income
                      Accumulated     Date of       Date      statement is
Description           Depreciation  Construction  Acquired     computed
(Continued)

Other Rental Properties
Business Center          177,138        4/90                     5-50 yrs.
Southwest                443,206        4/68                     5-50 yrs.
Waldorf Firestone         60,889        9/78                     5-50 yrs.
Ocean City                59,017                    12/87        5-50 yrs.
                   -------------
                         740,250

Development Operations      -          91-95

Property Held               -        7/73-12/95


Other Property           443,593                  9/82-12/95     3-10 yrs.
                   -------------
                      39,430,308
                   =============

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES & BTR REALTY, INC. &
                  SUBSIDIARIES (PREDECESSOR)
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION  - Continued

(1) The changes in total cost of properties for the three years ended December 31, 1995 are as follows:
                                             Years ended December 31,
                                        1995           1994          1993
Balance beginning of year           $191,497,142   171,661,868   174,593,579
Additions during year:
  Acquisitions                        12,244,289    18,051,765     4,076,958
  Improvements                         2,356,780     2,159,354     5,308,235
  Development operations              15,685,170     1,986,458     1,448,303
                                   ------------------------------------------
                                      30,286,239    22,197,577    10,833,496
Deductions during year:
  Write-downs to
   net realizable value (2)(a)              -             -       (1,318,314)
  Cost of real estate sold            (6,292,793)   (2,304,214)   (1,637,772)
  Transfers (4)                             -             -       (9,416,190)
  Retirements and disposals           (1,668,532)      (58,089)   (1,392,931)
                                   ------------------------------------------
                                      (7,961,325)   (2,362,303)  (13,765,207)
                                   ------------------------------------------
Balance end of year                 $213,822,056   191,497,142   171,661,868
                                   ==========================================
(2) Write-downs to net realizable value are reported in the statement of operations as follows:

BTR Realty, Inc.                    January 1 thru
                                    Sep. 10, 1993

Unrecoverable development costs      $ 1,278,817
                                   --------------
                                     $ 1,278,817
                                   ==============

     (a) In the period 1/1/93 thru 9/10/93 BTR reduced total cost of properties by $1,318,314 and reduced related accumulated depreciation by $39,497 resulting in a net write-down of $1,278,817.

(3) The changes in accumulated depreciation for the three years ended December 31, 1995 are as follows:

                                          Years ended December 31,
                                     1995          1994            1993
 Balance beginning of year      ($36,448,969)   (32,650,352)    (29,168,658)
 Depreciation and amortization    (4,983,617)    (4,549,782)     (4,735,979)
 Transfers (4)                          -              -             96,041
 Retirements and disposals         2,002,278        751,165       1,158,244
                                --------------------------------------------
 Balance end of year            ($39,430,308)   (36,448,969)    (32,650,352)
                                ============================================

(4) Transfers include assets originally in operating properties reclassified on the balance sheet to the following:

                                  Year ended
                                  December 31,
                                     1993
Total Cost
  Net assets of properties
    to be sold                   ($7,030,232)
  Deferred financing costs        (2,385,958)
                                 -------------
                                  (9,416,190)
Accumulated Depreciation
   Net assets of properties
     to be sold                      524,425
   Deferred financing costs:
   - Reclassification of asset      (765,192)
   - Reclassification of
      amortization                   336,808
                                 -------------
                                      96,041
                                 -------------
    Net transfers                ($9,320,149)
                                 =============

(5) The aggregate basis of properties for Federal income tax purposes is approximately $157,000,000 at December 31, 1995.
(6)  See Item 2 for geographic location of properties.
(7)  Freestate includes 2 bowling centers in Illinois.

   EXHIBIT 21.  PARENT AND SUBSIDIARIES OF REGISTRANT

  The subsidiaries of MART are listed below. All are engaged in the ownership and/or development of commercial or residential real estate in the United States. All are included in the consolidated financial statements filed as part of this Annual Report.



                                         State of
                                       Incorporation
Name                                   or Formation         Interest
CORPORATIONS:

BTR Arkor, Inc.                          Maryland             100%
BTR Atlanta Daycare, Inc.                Maryland             100%
BTR Business Center, Inc.                Maryland             100%
BTR Chandler, Inc.                       Maryland             100%
BTR Delmar, Inc.                         Maryland             100%
BTR East Greenbush, Inc.                 Maryland             100%
BTR Fallston, Inc.                       Maryland             100%
BTR Fallston Corner, Inc.                Maryland             100%
BTR Fallston Management, Inc.            Maryland             100%
BTR Financial, Inc.                      Maryland             100%
BTR Free State Bowls, Inc.               Maryland             100%
BTR Gateway, Inc.                        Maryland             100%
BTR Hillside, Inc.                       Maryland             100%
BTR Holdings, Inc.
  (Formerly Diamond Alley, Inc.)         Maryland             100%
BTR Manassas, Inc.                       Maryland             100%
BTR Marigot, Inc.                        Maryland             100%
BTR Marina, Inc.                         Maryland             100%
BTR McClintock, Inc.                     Maryland             100%
BTR New Ridge, Inc.                      Maryland             100%
BTR Northwood Properties, Inc.           Maryland             100%
BTR Odenton Properties, Inc.             Maryland             100%
BTR Ray Road, Inc.                       Maryland             100%
BTR Real Estate Enterprises, Inc.        Maryland             100%
BTR Rockburn, Inc.                       Maryland             100%
BTR Salisbury, Inc.                      Maryland             100%
BTR Southdale, Inc.                      Maryland             100%
BTR Union Hills, Inc.                    Maryland             100%
BTR Waldorf Development Corporation      Maryland             100%
BTR Waldorf Tire, Inc.                   Maryland             100%
BTR Yuma, Inc.                           Maryland             100%


                                            (Continued)

                                      State of
Name                                Incorporation
CORPORATIONS:                        or Formation           Interest


Burke Town Plaza, Inc.                 Maryland               100%
Burlington Commerce Park, Inc.         Maryland               100%
Brandywine Commons, Inc.               Maryland               100%
Christiansburg Plaza, Inc.             Maryland               100%
Clinton Development Company, Inc.      Maryland               100%
Cobleskill Plaza, Inc.                 Maryland               100%
Colonie Plaza, Inc.                    Maryland               100%
Columbia Plaza, Inc.                   Maryland               100%
Commonwealth Plaza, Inc.               Maryland               100%
Concourse Realty Management, Inc.      Maryland               100%
Cypress Square, Inc.                   Maryland               100%
Davis Ford Properties, Inc.            Maryland               100%
Essanwy, Inc.                          Maryland               100%
Easton Shoppes, Inc.                   Maryland               100%
Fredericksburg Plaza, Inc.             Maryland               100%
Greenbush Residential, Inc.            Maryland               100%
Greencastle Plaza, Inc.                Maryland               100%
Harrisonburg Plaza, Inc.               Maryland               100%
Kingsbrook Funding, Inc.               Maryland               100%
Kingston Crossing, Inc.                Maryland               100%
MART Acquisitions, Inc.                Maryland               100%
New Town Village, Inc.                 Maryland               100%
North East Station, Inc.               Maryland               100%
Orchard Landing Apartments, Inc.       Maryland               100%
Orchard Landing Limited, Inc.          Maryland               100%
Page Plaza Associates, Inc.            Maryland               100%
Park Sedona, Inc.                      Maryland               100%
Parkway Pond, Inc.                     Maryland               100%
Ridgewood Funding, Inc.                Maryland               100%
Rolling Road Plaza, Inc.               Maryland               100%
Rosedale Partners, Inc.                Maryland               100%
Rosedale Plaza, Inc.                   Maryland               100%
Route 642 Properties, Inc.             Maryland               100%
Scotia Crossing, Inc.                  Maryland               100%
Sedona Sewer, Inc.                     Maryland               100%
Senate Properties, Inc.                Maryland               100%
Southdale Mortgage Inc.                Maryland               100%
Southwest Development Properties, Inc. Maryland               100%
Timonium Shopping Center, Inc.         Maryland               100%
Tempe Auto Center, Inc.                Maryland               100%
Wake Plaza, Inc.                       Maryland               100%
Wyaness, Inc.                          Maryland               100%

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



                                     MID-ATLANTIC REALTY TRUST

Date         3/26/96                 /s/s F. Patrick Hughes
                                     F. Patrick Hughes, President

SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Date:         3/27/96            /s/s LeRoy E. Hoffberger
                                 LeRoy E. Hoffberger, Chairman

Date:         3/26/96            /s/s F. Patrick Hughes
                                 F. Patrick Hughes, Trustee, Principal
                                            Executive Officer

Date:         3/26/96            /s/s Paul G. Bollinger
                                 Paul G. Bollinger, Controller, Principal
                                            Financial Officer

Date:         3/26/96            /s/s Eugene T. Grady
                                 Eugene T. Grady, Treasurer

Date:         3/26/96            /s/s Robert A. Frank
                                 Robert A. Frank, Trustee

Date:         3/26/96            /s/s Marc P. Blum
                                 Marc P. Blum, Trustee

Date:
                                 M. Ronald Lipman, Trustee

Date:         3/23/96            /s/s Stanley J. Moss, Esquire
                                 Stanley J. Moss, Esquire, Trustee

Date:         3/26/96            /s/s Daniel S. Stone
                                 Daniel S. Stone, Trustee

Date:         3/25/96            /s/s David F. Benson
                                 David F. Benson, Trustee