Form 10-Q
period 1996-03-31
MID ATLANTIC REALTY TRUST
filed 1996-05-14
CIK 909298

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


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             March 31, 1996

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

                             YES    X            NO

6,034,776 Common Shares were outstanding as of March 31, 1996.
                                    1

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

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K













                                        2


Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                As of
                                        March 31,   December 31,
                                          1996         1995
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 195,014,006   204,132,134
  Less accumulated depreciation and
      amortization ...................   39,372,853    39,430,308
                                       ------------- -------------
                                        155,641,153   164,701,826
  Development operations .............    1,524,666     1,510,544
  Property held for development or sale   8,177,502     8,179,378
                                        ------------ -------------
                                        165,343,321   174,391,748

Cash and cash equivalents  ...........    1,055,189       514,386
Notes and accounts
  receivable - tenants and other......    2,194,690     2,350,578
Due from joint venture partners ......    1,640,800     1,599,581
Prepaid expenses and deposits  .......      201,574       449,850
Deferred financing costs .............    3,242,608     3,215,156
                                        ------------ -------------
                                      $ 173,678,182   182,521,299
                                        ============ =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses$   2,579,719     4,604,848
 Notes payable .......................   11,600,000    21,530,143
 Construction loan payable ...........         -       10,099,510
 Mortgages payable ...................   75,723,324    62,411,104
 Convertible subordinated debentures..   59,763,000    59,980,000
 Deferred income......................    1,261,542     1,222,673
 Minority interest in
   consolidated joint ventures .......    1,774,240     1,734,799
                                        ------------ -------------
                                        152,701,825   161,583,077
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -             -

  Common shares of beneficial interest,
    $.01 par value, authorized
    100,000,000, issued
    and outstanding, 6,034,776 and
    6,016,111, respectively ..........       60,348        60,161
  Additional paid-in capital..........   40,579,164    40,389,783
  Distributions in excess of accumulated
         earnings ....................  (19,663,155)  (19,511,722)
                                        ------------  ------------
                                         20,976,357    20,938,222
                                        ------------  ------------
                                       $173,678,182   182,521,299
                                        ============  ============

        See accompanying notes to consolidated financial statements.

                         MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                            (UNAUDITED)


                                            Three Months Ended
                                                 March 31,
                                              1996        1995

REVENUES:
  Rentals ............................$     6,442,390   5,969,903
  Gain on sales of properties
        held for sale, net ...........           -          4,559
  Other ..............................        260,893     285,692
                                          ------------ -----------
                                            6,703,283   6,260,154
COSTS AND EXPENSES:
  Interest  ..........................      3,165,836   2,910,017
  Depreciation and amortization
    of property and improvements .....      1,333,933   1,203,777
  Operating  .........................        841,975     794,464
  General and administrative .........        470,766     426,556
                                          ------------ -----------
                                            5,812,510   5,334,814

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........        890,773     925,340
Minority interest expense ............       (178,968)   (197,342)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............        711,805     727,998

Gain on life insurance proceeds ......           -      1,001,787
Gain (loss) on sales of operating
   properties ........................        521,716    (377,358)
                                          ------------ ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......      1,233,521   1,352,427

Cumulative effect of change in
    accounting for percentage rents ..           -        612,383
                                          ------------ -----------

NET EARNINGS .........................$     1,233,521   1,964,810
                                          ============ ===========

PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
          PRIMARY ....................$          0.20        0.21
          FULLY DILUTED ..............            N/A        0.22

Cumulative effect of change in
    accounting principle

          PRIMARY ....................$          -           0.10
          FULLY DILUTED ..............            N/A        0.05

NET EARNINGS PER SHARE

          PRIMARY ....................$          0.20        0.31
                                          ============ ===========
          FULLY DILUTED ..............            N/A        0.27
                                          ============ ===========


See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)
                                        Three Months Ended March 31,
                                            1996          1995
Cash flows from operating activities:
  Net earnings .......................$   1,233,521     1,964,810
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....    1,333,933     1,203,777
    (Gain) loss on sales of operating
      properties .....................     (521,716)      377,358
    Minority interest in earnings, net      178,968       197,342
    Gain on sales of properties held for
      sale, net ......................         -           (4,559)
    Changes in operating assets and liabilities:
     Decrease in operating assets ....      404,164        71,303
     Decrease in operating
      liabilities ...................    (1,986,260)   (1,351,804)
                                        ------------   -----------
        Total adjustments ...........      (590,911)      493,417
                                        ------------    ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES ........................       642,610     2,458,227
Cash flows from investing activities:
  Additions to properties ............   (1,167,820)   (1,831,037)
  Proceeds from sales of properties...    9,404,030     1,744,073
  Receipts from minority partners ....       25,500       115,500
  Payments to minority partners ......     (206,246)     (236,579)
                                        ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES  ........................    8,055,464      (208,043)
                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......   19,180,565    14,350,000
  Principle payments on notes payable   (29,110,708)  (22,602,317)
  Proceeds from mortgages payable ....   18,900,000     7,700,000
  Principal payments on mortgages
    payable ..........................   (5,587,780)     (121,702)
  Proceeds from construction loan
    payable ..........................      194,222          -
  Principle payments on construction loan
    payable ..........................  (10,293,732)         -
  Additions to deferred finance costs      (175,897)     (177,434)
  Amortization of deferred finance costs    140,167       138,701
  Shares purchased ...................      (19,154)      (43,916)
  Dividends paid  ....................   (1,384,954)   (1,384,109)
                                        ------------   -----------
NET CASH (USED IN) FINANCING
          ACTIVITIES .................   (8,157,271)   (2,140,777)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ...............      540,803       109,407
CASH AND CASH EQUIVALENTS,
 beginning of period  ................      514,386       344,522
                                        ------------  ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$   1,055,189       453,929

In the first quarter of 1996, $217,000 in convertible debentures were converted to 20,665 common shares of beneficial interest decreasing convertible subordinated debentures by $217,000, decreasing deferred financing costs by $8,278 and increasing shareholders' equity by $208,722.

During the three month period ended March 31, 1996, $35,823 in interest costs were capitalized as construction period interest in development operations.

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of March 31, 1996 and the consolidated statements of operations for the Company for the three month periods ended March 31, 1996 and March 31, 1995 and the consolidated statements of cash flows for the periods ended March 31, 1996 and March 31, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Mid-Atlantic Realty Trust December 31, 1995 Annual Report to Shareholders.

 Certain amounts for 1995 have been reclassified to conform to 1996 presentation.

DEFERRED FINANCE COSTS
 Effective January 1, 1996 the Company changed its reporting of amortization of deferred finance costs. During the year ended December 31, 1995 and previously, the annual amortization of deferred finance costs was reported in the depreciation and amortization of property and improvements expense line on the consolidated statements of operations. On January 1, 1996, the Company began reporting the annual amortization of deferred finance costs in the interest expense line on the consolidated statement of operations. The comparative prior year interest and depreciation and amortization expense line items have been reclassified to reflect this change.

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

NET EARNINGS PER SHARE
  Due to the additional earnings from the cummulative effect of change in accounting for percentage rents, net earnings per share, for the three months ended March 31, 1995, when calculated on a fully diluted basis was dilutive. Therefore, net earnings per share was reported on both a primary and a fully dilutive basis.

  Primary net earnings per share of common share and common share equivalents were computed by dividing net earnings by the primary weighted average number of common share and common share equivalents outstanding for each period.
The weighted primary weighted average number of common shares and common share equivalents for the periods ended March 31, 1996 and March 31, 1995 was 6,021,564 and 6,290,751, respectively.

  Fully diluted net earnings per share of common share and common share equivalents were computed by dividing net earnings plus comvertible debenture interest and convertible debenture amortization expense by the fully diluted weighted average number of common share and common share equivalents (assumes conversion of convertible debentures described below) outstanding for each period. The fully diluted weighted average number of common shares and common share equivalents for the periods ended March 31, 1996 and March 31, 1995 was 11,717,203 and 12,005,037, respectively. For the period ended March 31, 1996, the fully diluted earnings per share calculations were anti-dilutive and therefore not reported.

CONVERTIBLE SUBORDINATED DEBENTURES
  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. During the three months ended March 31, 1996, $217,000 in debentures were converted to 20,665 common shares of beneficial interest. The balance of the debentures, of $59,763,000, convertible at $10.50 per share, if fully converted, would produce an additional 5,691,714 shares.

                                     CONTINUED

                         MID-ATLANTIC REALTY TRUST
                Notes To Consolidated Financial Statements
                                (UNAUDITED)


MART INCENTIVE STOCK OPTION PLANS
 MART has an Omnibus Share Plan "Plan", under which Trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at March 31, 1996, totaling 254,332, allow holders to purchase one share of MART for $10.50 per share. Of outstanding stock options, 254,332 were vested and exercisable at March 31, 1996. The closing price of MART shares at March 31, 1996 was $9.75 per share. No options were exercised during the period ended March 31, 1996 and based on the market value of MART shares, the options, if converted, would be anti-dilutive producing fewer weighted average shares for the three months ended March 31, 1996.

  On September 14, 1995, the Company authorized the availability of 180,000 shares for a "New Plan", the 1995 Stock Option Plan, subject to the approval of shareholders. The New Plan granted a number of shares equal to approximately 56% of the number under the current Plan, or 141,300. One third of the shares, or 47,100, vested on September 30, 1995, exercisable at $8 15/16 per share. The balance of the shares will vest on the first and second anniversary thereof, to be priced at the market price on the close of business each date of vesting. No options were exercised during the period September 30, 1995 through March 31, 1996 and based on the market value of MART shares, the options, if converted, would be dilutive producing 3,925 shares. This dilution of shares combined with the conversion of convertible debentures would be anti-dilutive.

ACQUISTION OF OUTSTANDING SHARES
  On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share. On February 12, 1996 the MART Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000. During the three months ended March 31, 1996 the Company purchased an additional 2,000 shares at an average cost of $9.58 per share.

SHAREHOLDERS' EQUITY
  During the three months ended March 31, 1996, shareholders' equity changed for the following items:
                   -     Net earnings of $1,233,521.
                   -     Dividend paid by MART of $1,384,954.
                   -     Shares purchased by MART of $19,154.
                   -     Common shares and Additional paid-in capital
                          increased by $208,722 due to conversion of $217,000
                           in debentures.

Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the three month period ended March 31, 1996 with the operations for the three month period ended March 31, 1995.

Comparison of three months ended March 31, 1996 to three months ended March 31, 1995

  Rental revenues increased by $472,000 or 8% to $6,442,000 for the three months ended March 31, 1996 from $5,970,000 for the three months ended March 31, 1995. The purchase of the Brandywine Commons Shopping Center in November, 1995 and the opening of the Owings Mills New Town Shopping Center in November, 1995 contributed $799,000 in additional revenues for the period. Occupancy and rental rate increases contributed to rental increases of approximately $208,000. The increases were offset by $353,000 in rental revenue decreases attributable to the sale in February, 1995 of the Regal Row warehouse project, the sale in January, 1996 of the Dolton Bowling Center, the sale in January, 1996 of the Park Sedona Center, and the sale in December, 1995 of the McRay Shopping Center. In addition, $182,000 in rental decreases were primarily related to vacancies and lower percentage rents.

   Gain on sales of properties held for sale decreased by $4,000.

   Other income decreased by $25,000 to $261,000 from $286,000 primarily due to rental insurance proceed income in 1995.

  As a result of the above changes total revenues increased by $443,000 to $6,703,000 from $6,260,000.

  Interest expense increased by $249,000 to $3,166,000 from $2,917,000 primarily due to the increased debt for the development of the Owings Mills New Town.

  Depreciation and amortization increased by $137,000 to $1,334,000 from $1,197,000 primarily due to depreciation increases related to the purchase of the Brandywine Commons, the development of Owings Mills New Town and the Harford Mall Annex offset by decreases related to the sale of Park Sedona.

  Operating expenses increased by $48,000 to $842,000 from $794,000 primarily due to the purchase of Brandywine Commons. Although snow removal expenses were higher than expected, the additional landlord portion of the expenses did not increase operating expenses significantly for the three months ended March 31, 1996.

  General and administrative expenses increased by $44,000 to $471,000 from $427,000 due primarily to higher payroll expenses, $22,000, and higher insurance and license fee expenses, $18,000.

  Minority interest expense decreased by $18,000 to $179,000 from $197,000 generally due to lower earnings in minority interest ventures in 1996.

  Earnings from operations decreased by $16,000 to $712,000 from $728,000. For the three month period ended March 31, 1995, MART had a loss on the sale of the Regal Row warehouse operating property of $377,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations resulted in net earnings of $1,965,000 for the period. In the three month period ended March 31, 1996, MART recognized a gain on sales of operating properties of $522,000 (which included gains on the sales of Park Sedona of $160,000 and the Dolton Bowl of $362,000), which, when combined with earnings from operations, resulted in net earnings of $1,234,000 for the period.


Part II. OTHER INFORMATION
Item 1. Legal Proceedings -   In the ordinary course of business, the Company
is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders        - The
Annual Meeting of Shareholders is to be held on May 17, 1996. At this time, matters which appeared on the April 10, 1996 proxy statement will be submitted for approval.


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


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)
                                   Three months
                                 ended March 31,
                                1996        1995
Revenues                       $6,703      $6,260

Net earnings                   $1,234      $1,965
Net earnings per share
             -primary           $0.20       $0.31
             -fully diluted       N/A       $0.27
OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1)(2)-primary    $2,046      $1,927

FFO - fully diluted (2)        $3,263      $3,148

Weighted average number of
  shares outstanding - primary  6,022       6,291
Weighted average number of shares
  outstanding - fully diluted  11,717      12,005

SELECTED CASH FLOW DATA:

Net cash flow provided by
        operating activities     $643      $2,458

Funds from operations - (primary) Reconciliation to Net Earnings

Net earnings                    1,234       1,965
     Less: Non Recurring items -
      Cumulative effect of change
       accounting for percentage
       rents                     -           (612)
      Gain on Life Insurance
       Proceeds                  -         (1,002)
     Add: Depreciation &
      Amortization              1,334       1,204
     Less: Gains on Sales or
      Add: Loss on Sales         (522)        372
                              ----------   --------
Funds from operations (FFO)-
    primary                     2,046       1,927
                              =========    ========

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

  (2) Effective January 1, 1996 the Company adopted changes to the NAREIT definition of funds from operations. Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

Item 6.  Exhibits and Reports on Form 8-K -

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date    5/14/96                        By /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date    5/14/96                        By   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Controller
                                           Principal Financial Officer
























                                            10