Form 10-Q
period 1996-06-30
MID ATLANTIC REALTY TRUST
filed 1996-07-24
CIK 909298

                                 FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
       (As last amended in Rel. No. 312905, eff. 4/26/93.)

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended               June 30, 1996

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

                             YES    X            NO

6,075,835 Common Shares were outstanding as of June 30, 1996.

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

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                As of
                                        June 30,   December 31,
                                          1996         1995
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 195,899,557   204,132,134
  Less accumulated depreciation and
      amortization ...................   40,376,602    39,430,308
                                       ------------- -------------
                                        155,522,955   164,701,826
  Development operations .............    1,932,637     1,510,544
  Property held for development or sale   7,091,143     8,179,378
                                        ------------ -------------
                                        164,546,735   174,391,748

Cash and cash equivalents  ...........      991,903       514,386
Notes and accounts
  receivable - tenants and other......    1,407,466     2,350,578
Due from joint venture partners ......    1,672,170     1,599,581
Prepaid expenses and deposits  .......      180,523       449,850
Deferred financing costs .............    3,130,391     3,215,156
                                        ------------ -------------
                                      $ 171,929,188   182,521,299
                                        ============ =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses$   3,476,162     4,604,848
 Notes payable .......................   10,000,000    21,530,143
 Construction loan payable ...........         -       10,099,510
 Mortgages payable ...................   75,513,010    62,411,104
 Convertible subordinated debentures..   59,263,000    59,980,000
 Deferred income......................    1,173,675     1,222,673
 Minority interest in
   consolidated joint ventures .......    1,826,877     1,734,799
                                        ------------ -------------
                                        151,252,724   161,583,077
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -             -

  Common shares of beneficial interest,
    $.01 par value, authorized
    100,000,000, issued
    and outstanding, 6,075,835 and
    6,016,111, respectively ..........       60,758        60,161
  Additional paid-in capital..........   40,998,492    40,389,783
  Distributions in excess of accumulated
         earnings ....................  (20,382,786)  (19,511,722)
                                        ------------  ------------
                                         20,676,464    20,938,222
                                        ------------  ------------
                                       $171,929,188   182,521,299
                                        ============  ============

        See accompanying notes to consolidated financial statements.

                         MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                            (UNAUDITED)


                                           Six Months Ended
                                                 June 30,
                                              1996        1995

REVENUES:
  Rentals ............................$    12,856,959  11,686,651
  Gain on sales of properties
        held for sale, net ...........           -          4,559
  Other ..............................        547,524     581,713
                                          ------------ -----------
                                           13,404,483  12,272,923
COSTS AND EXPENSES:
  Interest  ..........................      6,298,334   5,832,522
  Depreciation and amortization
    of property and improvements .....      2,670,734   2,419,100
  Operating  .........................      1,841,975   1,537,675
  General and administrative .........        974,677     830,009
                                          ------------ -----------
                                           11,816,283  10,619,306

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      1,588,200   1,653,617
Minority interest expense ............       (376,459)   (355,561)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............      1,211,741   1,298,056

Gain on life insurance proceeds ......           -      1,001,787
Gain (loss) on sales of operating
   properties ........................        699,721    (377,358)
                                       ------------ ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......      1,911,462   1,922,485

Cumulative effect of change in
    accounting for percentage rents ..           -        612,383
                                       ------------ -----------

NET EARNINGS .........................$     1,911,462   2,534,868
                                          ============ ===========

PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        0.32        0.31

Cumulative effect of change in
    accounting principle                         -           0.10

NET EARNINGS   .......................$          0.32        0.41
                                          ============ ===========




                         MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                            (UNAUDITED)


                                           Three Months Ended
                                                 June 30,
                                              1996        1995

REVENUES:
  Rentals ............................$     6,414,569   5,716,748
  Gain on sales of properties
        held for sale, net ...........           -           -
  Other ..............................        286,631     296,021
                                          ------------ -----------
                                            6,701,200   6,012,769
COSTS AND EXPENSES:
  Interest  ..........................      3,132,498   2,922,505
  Depreciation and amortization
    of property and improvements .....      1,336,801   1,215,323
  Operating  .........................      1,030,563     743,211
  General and administrative .........        503,911     403,453
                                          ------------ -----------
                                            6,003,773   5,284,492

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........        697,427     728,277
Minority interest expense ............       (197,491)   (158,219)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............        499,936     570,058

Gain on life insurance proceeds ......           -           -
Gain (loss) on sales of operating
   properties ........................        178,005        -
                                       ------------ ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE.......        677,941     570,058

Cumulative effect of change in
    accounting for percentage rents ..           -           -
                                       ------------ -----------

NET EARNINGS .........................$       677,941     570,058
                                          ============ ===========

PER SHARE DATA:
EARNINGS PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        0.11        0.09

Cumulative effect of change in
    accounting principle                         -           -

NET EARNINGS   .......................$          0.11        0.09
                                          ============ ===========

 See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)
                                          Six Months Ended June 30,
                                            1996          1995
Cash flows from operating activities:
  Net earnings .......................$   1,911,462     2,534,868
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....    2,670,734     2,419,100
    (Gain) loss on sales of operating
      properties .....................     (699,721)      377,358
    Minority interest in earnings, net      376,459       355,561
    Gain on sales of properties held for
      sale, net ......................         -           (4,559)
    Changes in operating assets and liabilities:
     Decrease in operating assets ....    1,212,439       405,280
    (Decrease) increase in operating
      liabilities ...................    (1,177,684)      204,523
                                        ------------   -----------
        Total adjustments ...........     2,382,227     3,757,263
                                        ------------    ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES ........................     4,293,689     6,292,131
Cash flows from investing activities:
  Additions to properties ............   (2,335,536)   (7,077,363)
  Proceeds from sales of properties...   10,209,536     1,744,073
  Receipts from minority partners ....       51,000       181,000
  Payments to minority partners ......     (407,970)     (384,312)
                                        ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES  ........................    7,517,030    (5,536,602)
                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......   24,680,565    32,600,000
  Principle payments on notes payable   (36,210,708)  (37,004,635)
  Proceeds from mortgages payable ....   18,900,000     7,700,000
  Principal payments on mortgages
    payable ..........................   (5,798,094)     (260,221)
  Proceeds from construction loan
    payable ..........................      194,222          -
  Principle payments on construction loan
    payable ..........................  (10,293,732)         -
  Additions to deferred finance costs      (222,960)     (182,792)
  Amortization of deferred finance costs    280,945       283,276
  Shares purchased ...................      (80,914)     (760,092)
  Dividends paid  ....................   (2,782,526)   (2,746,946)
                                     ------------   -----------
NET CASH USED IN FINANCING
          ACTIVITIES .................  (11,333,202)     (371,410)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ...............      477,517       384,119
CASH AND CASH EQUIVALENTS,
 beginning of period  ................      514,386       344,522
                                        ------------  ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$     991,903       728,641

During the six month period ended June 30, 1996, $717,000 in convertible debentures were converted to 68,284 common shares of beneficial interest decreasing convertible subordinated debentures by $717,000, decreasing deferred financing costs by $26,780 and increasing shareholders' equity by $690,220.

During the six month periods ended June 30, 1996 and 1995, $65,614 and $208,427, respectively, in interest costs were capitalized as construction period interest in development operations.

In April, 1995, $20,000 in convertible debentures were converted to 1,904 common shares of beneficial interest decreasing convertible subordinated debentures by $20,000, decreasing deferred financing costs by $858 and increasing shareholders' equity by $19,142.

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations for the Company for the three and six month periods ended June 30, 1996 and June 30, 1995 and the consolidated statements of cash flows for the periods ended June 30, 1996 and June 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the periods ended
June 30, 1996 are not necessarily indicative of the operating results for the full year.

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

NET EARNINGS PER SHARE
 Net earnings per share of common share and common share equivalents were computed by dividing net earnings by the primary weighted average number of common share and common share equivalents outstanding for each period. The weighted primary weighted average number of common shares and common share equivalents for the six month periods ended June 30, 1996 and June 30, 1995 was 6,036,632 and 6,252,446, respectively. The weighted average number of common shares and common share equivalents for the three month periods ended June 30, 1996 and June 30, 1995 was 6,051,699 and 6,214,566, respectively.

CONVERTIBLE SUBORDINATED DEBENTURES
  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. During the six months ended June 30, 1996, $717,000 in debentures were converted to 68,284 common shares of beneficial interest. The balance of the debentures, of $59,263,000, convertible at $10.50 per share, if fully converted, would produce an additional 5,644,095 shares.

                                     CONTINUED

                         MID-ATLANTIC REALTY TRUST
            Notes To Consolidated Financial Statements - Continued
                           (UNAUDITED)


MART INCENTIVE STOCK OPTION PLANS
 MART has an Omnibus Share Plan "Plan", under which Trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at June 30, 1996, totaling 254,332, allow holders to purchase one share of MART stock for $10.50 per share. Of outstanding stock options, 254,332 were vested and exercisable at June 30, 1996. The closing price of MART shares at June 30, 1996 was $9.94 per share.
No options were exercised during the period ended June 30, 1996 and based on the market value of MART shares, the options, if converted, would be anti-dilutive producing fewer weighted average shares for the six months ended June 30, 1996.

  On September 14, 1995, the Company authorized the availability of 180,000 shares for a "New Plan", the 1995 Stock Option Plan. The New Plan granted a number of shares equal to approximately 56% of the number under the current Plan, or 141,300. One third of the shares, or 47,100, vested on September 30, 1995, exercisable at $8 15/16 per share. The balance of the shares will vest on the first and second anniversary thereof, to be priced at the market price on the close of business each date of vesting. No options were exercised during the period September 30, 1995 through June 30, 1996 and based on the market value of MART shares, the options, if converted, would be dilutive producing 4,740 shares.
This dilution of shares combined with the conversion of convertible debentures would be anti-dilutive.

ACQUISTION OF OUTSTANDING SHARES
  On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share. On February 12, 1996 the MART Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000. During the six months ended June 30, 1996 the Company purchased an additional 8,560 shares at an average cost of $9.45 per share.

SHAREHOLDERS' EQUITY
  During the six months ended June 30, 1996, shareholders' equity changed for the following items:
                   -     Net earnings of $1,911,462.
                   -     Dividend paid by MART of $2,782,526.
                   -     Shares purchased by MART of $80,914.
                   -     Common shares and Additional paid-in-capital
                       increased by $690,220 due to conversion of $717,000
                       in debentures.
                                                7
Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the six and three month periods ended June 30, 1996 with the operations for the six and three month periods ended June 30, 1995.

Comparison of six months ended June 30, 1996 to six months ended June 30, 1995

  Rental revenues increased by $1,170,000 or 10% to $12,857,000 for the six months ended June 30, 1996 from $11,687,000 for the six months ended June 30, 1995. The purchase of the Brandywine Commons Shopping Center in November, 1995 and the opening of the Owings Mills New Town Shopping Center in November, 1995 contributed $1,639,000 in additional revenues for the period. Redevelopment, occupancy and rental rate increases contributed to rental increases of approximately $490,000. The increases were offset by $702,000 in rental revenue decreases attributable to the sale in February, 1995 of the Regal Row warehouse project, the sale in January, 1996 of the Dolton Bowling Center, the sale in January, 1996 of the Park
Sedona center, and the sale in December, 1995 of the McRay
Shopping Center. In addition, $257,000 in rental decreases were primarily related to vacancies and lower percentage rents.

   Gain on sales of properties held for sale decreased by $4,000.

   Other income decreased by $35,000 to $547,000 from $582,000 primarily due to rental insurance proceed income in 1995.

  As a result of the above changes total revenues increased by $1,131,000 to $13,404,000 from $12,273,000.

  Interest expense increased by $466,000 to $6,298,000 from $5,832,000 primarily due to the increased debt for the development of the Owings Mills New Town and the redevelopment of York Road Plaza.

  Depreciation and amortization increased by $252,000 to $2,671,000 from $2,419,000 primarily due to depreciation increases related to the purchase of Brandywine Commons, the development of Owings Mills New Town and the
Harford Mall Annex offset by decreases related to the sale of Park Sedona and McRay.

  Operating expenses increased by $334,000 to $1,872,000 from $1,538,000 primarily due to the purchase of Brandywine Commons, as well as increased landlord expenses due to higher vacancies, and increased electric, janitorial, security, and landscaping expenses in the Gateway Offices. Although snow removal expenses were higher than expected, the additional landlord portion of the expenses did not increase operating expenses significantly for the six months ended June 30, 1996.

  General and administrative expenses increased by $145,000 to $975,000 from $830,000 due primarily to higher payroll expenses, $73,000, and higher insurance and legal fee expenses, $40,000.

  Minority interest expense increased by $20,000 to $376,000 from $356,000 generally due to higher earnings in minority interest ventures in 1996.

  Earnings from operations decreased by $86,000 to $1,212,000 from $1,298,000. For the six month period ended June 30, 1995, MART had a loss on the sale of the Regal Row warehouse operating property of $377,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations resulted in net earnings of $2,535,000 for the period. In the six month period ended June 30, 1996, MART recognized a gain on sales of operating properties of $700,000 (which included gains on the sales of Dobson-Guadalupe of $178,000, Park Sedona of $160,000 and the Dolton Bowl of $362,000), which, when combined with earnings from operations, resulted in net earnings of $1,912,000 for the period.


                                      Continued

                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Comparison of three months ended June 30, 1996 to three months ended June 30,
1995

   Rental revenues increased by $698,000 or 12% to $6,415,000 for the three months ended June 30, 1996 from $5,717,000 for the three months ended June 30, 1995. The purchase of the Brandywine Commons Shopping Center in November,
1995 and the opening of the Owings Mills New Town Shopping Center in
November, 1995 contributed $840,000 in additional revenues for the period. Redevelopment, occupancy and rental rate increases contributed to rental increases of approximately $331,000. The increases were offset by $351,000 in rental revenue decreases attributable to the sale in February, 1995 of the Regal Row warehouse project, the sale in January, 1996 of the Dolton Bowling center, the sale in January, 1996 of the Park Sedona center, and the sale in December, 1995 of the McRay Shopping Center. In addition, $122,000 in rental decreases were primarily related to vacancies.

    Other income decreased by $10,000 to $286,000 from $296,000 primarily due to lower interest income in 1996.

   As a result of the above changes total revenues increased by $688,000 to $6,701,000 from $6,013,000.

   Interest expense increased by $210,000 to $3,133,000 from $2,923,000 primarily due to the increased debt for the development of the Owings Mills New Town and the redevelopment of York Road Plaza.

   Depreciation and amortization increased by $121,000 to $1,337,000 from $1,215,000 primarily due to depreciation increases related to the purchase of Brandywine Commons, the development of Owings Mills New Town and the
Harford Mall Annex, offset by decreases related to the sales of Park Sedona and McRay.

   Operating expenses increased by $287,000 to $1,031,000 from $743,000 primarily due to the purchase of Brandywine Commons, and higher landlord expenses due to higher vacancies and higher tenant reserves.

   General and administrative expenses increased by $101,000 to $504,000 from $403,000 due primarily to higher payroll expenses, $41,000, and higher insurance, computer and legal fee expenses $30,000.

   Minority interest expense increased by $39,000 to $197,000 from $158,000 generally due to higher earnings in minority interest ventures in 1996.

   Earnings from operations decreased by $70,000 to $500,000 from $570,000. In the three month period ended June 30, 1996, MART recognized a gain on sale of operating properties of $178,000 (Dobson-Guadalupe), which, when combined with earnings from operations, resulted in net earnings of $678,000 for the period.


Part II. OTHER INFORMATION
Item 1. Legal Proceedings -   In the ordinary course of business, the Company is
involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders        - The Annual
Meeting of Shareholders was held on May 17, 1996. Elected to serve for ensuing year until the election and qualification of their successors were:
Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger,
F. Patrick Hughes, M. Ronald Lipman,
Daniel S. Stone, David F. Benson, and Stanley J. Moss.

Matter Voted Upon             For          Against         Withheld
a. Election of Trustees:
       Marc P. Blum        5,303,846          -             17,914
       Robert A. Frank     5,304,012          -             17,748
       LeRoy E. Hoffberger 5,304,394          -             17,366
       F. Patrick Hughes   5,305,773          -             15,987
       M. Ronald Lipman    5,306,112          -             15,648
       Daniel S. Stone     5,306,112          -             15,648
       David F. Benson     5,305,112          -             16,648
       Stanley J. Moss     5,303,212          -             18,548

b. Proposal to approve the
   Mid-Atlantic Realty Trust
   1995 Stock Option Plan: 5,078,701       189,942          53,117

c. Proposal to approve the
   appointment of KPMG Peat
   Marwick LLP as the
   independent certified public
   accountants of MART for the
   fiscal year ending December
   31, 1995:               5,279,315        18,922          23,523

Because the matters voted upon at the meeting required the approval of only a majority of the votes cast at the meeting, votes withheld, abstentions and broker non-votes had no effect upon the ultimate outcome of the vote.




                                                   9
MID-ATLANTIC REALTY TRUST
Item 5. Other Information -
Summary Financial Data

  The following sets forth summary financial data which has been prepared
by the Company without audit.   Management believes the
following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)
                           Six months            Three months
                        ended June 30,        ended June 30,
                           1996        1995      1996       1995
Revenues          $13,404     $12,273    $6,701     $6,013

Net earnings        $1,911      $2,535      $678       $570
Net earnings per share
             -primary   $0.32       $0.41     $0.11      $0.09

OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1)(2)-primary    $3,882      $3,713    $1,837     $1,785

FFO - fully diluted (2)        $6,305      $6,153    $3,043     $3,006

Weighted average number of
  shares outstanding - primary  6,037       6,252     6,052      6,215
Weighted average number of shares
  outstanding - fully diluted  11,681      11,965    11,696     11,927

SELECTED CASH FLOW DATA:

Net cash flow provided by
        operating activities   $4,294      $6,292

Funds from operations - (primary) Reconciliation to Net Earnings

Net earnings                   $1,911       2,535      $678       $570
     Less: Non Recurring items   -
      Cumulative effect of change in
       accounting for percentage
       rents                     -           (612)      -          -
      Gain on Life Insurance
       Proceeds                  -         (1,002)      -          -
     Add: Depreciation &
      Amortization              2,671       2,419     1,337      1,215
     Less: Gains on Sales or
      Add: Loss on Sales         (700)        373      (178)       -
                              ----------   --------  --------   -------
Funds from operations (FFO)-
    primary                    $3,882      $3,713    $1,837     $1,785
                              =========    ========  ========   =======

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                    (Registrant)




Date      07/23/96                     By:  /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date      07/23/96                     By:   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Controller
                                           Principal Financial Officer