Form 10-Q
period 1996-09-30
MID ATLANTIC REALTY TRUST
filed 1996-11-12
CIK 909298

                             FORM 10-Q
            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    September 30, 1996
                                  ------------------

Commission File Number:        1-12286
                               -------

                      MID-ATLANTIC REALTY TRUST
             -------------------------------------------
         (Exact name of registrant as specified in its charter)
            MARYLAND                     52-1832411
-------------------------------       ------------------
(State or other jurisdiction of       (I.R.S. Employer
    incorporation or organization)    Identification No.)

1306 Concourse Drive, Suite 200, Linthicum     21090
------------------------------------------   ----------
(Address of principal executive offices)     (Zip Code)

               (410) 684-2000
----------------------------------------------------
(Registrant's telephone number, including area code)

                     N/A
----------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES    X             NO
                -----               -----

6,298,977  Common Shares were outstanding as of  September 30, 1996.

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

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                     MID-ATLANTIC REALTY TRUST
                    Consolidated Balance Sheets

                                   September 30,     December 31,
                                       1996              1995
                                    (UNAUDITED)
ASSETS
Properties:
 Operating properties .........   $ 199,363,930      204,132,134
  Less accumulated depreciation
   and amortization ...........      41,545,579       39,430,308
                                  --------------    -------------
                                    157,818,351      164,701,826
 Development operations .......       2,864,548        1,510,544
 Property held for development
  or sale .....................       7,021,910        8,179,378
                                  --------------    -------------
                                    167,704,809      174,391,748

Cash and cash equivalents  ....         870,199          514,386
Notes and accounts receivable -
 tenants and other ............       1,410,773        2,350,578
Due from joint venture partners            -           1,599,581
Prepaid expenses and deposits .         564,128          449,850
Deferred financing costs ......       2,904,071        3,215,156
                                  --------------    -------------
                                 $  173,453,980      182,521,299
                                  ==============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and
  accrued expenses ............  $    2,409,451        4,604,848
 Notes payable ................      12,000,000       21,530,143
 Construction loan payable ....            -          10,099,510
 Mortgages payable ............      75,298,014       62,411,104
 Convertible subordinated
  debentures ..................      56,920,000       59,980,000
 Deferred income ..............       1,085,808        1,222,673
 Minority interest in
  consolidated joint ventures .       3,089,872        1,734,799
                                  --------------    -------------
                                    150,803,145      161,583,077

Shareholders' Equity:
 Preferred shares of beneficial
  interest, $.01 par value,
  authorized 2,000,000 shares,
  issued and outstanding, none             -                -
 Common shares of beneficial interest,
  $.01 par value, authorized 100,000,000,
  issued and outstanding, 6,298,977 and
  6,016,111, respectively .....          62,990           60,161
 Additional paid-in capital ...      43,256,514       40,389,783
 Distributions in excess of
  accumulated earnings ........     (20,668,669)     (19,511,722)
                                  --------------    -------------
                                     22,650,835       20,938,222
                                  --------------    -------------
                                  $ 173,453,980      182,521,299
                                  ==============    =============

        See accompanying notes to consolidated financial statements.

                       3
PAGE

                     MID-ATLANTIC REALTY TRUST
                Consolidated Statements of Operations
                           (UNAUDITED)

                          Nine Months Ended     Three Months Ended
                            September 30,          September 30,
                          1996         1995       1996        1995
REVENUES:
 Rentals .........  $ 19,500,337   17,483,891   6,643,378   5,797,240
 Other ...........       676,010      858,587     128,486     276,874
                      -----------  ----------- ----------- -----------
                      20,176,347   18,342,478   6,771,864   6,074,114
COSTS AND EXPENSES:
 Interest  .......     9,449,042    8,798,459   3,150,708   2,965,937
 Depreciation and
  amortization of
  property and
  improvements ...     4,037,567    3,649,025   1,366,833   1,229,925
 Operating  ......     2,794,486    2,256,948     921,948     719,273
 General and
  administrative .     1,451,724    1,246,285     477,047     416,276
                      -----------  ----------- ----------- -----------
                      17,732,819   15,950,717   5,916,536   5,331,411

EARNINGS FROM OPERATIONS
 BEFORE MINORITY
 INTEREST  .......     2,443,528    2,391,761     855,328     742,703
Minority interest
 expense .........      (426,432)    (537,049)    (49,973)   (181,488)
                      -----------  ----------- ----------- -----------

EARNINGS FROM
 OPERATIONS  .....     2,017,096    1,854,712     805,355     561,215

Gain on life insurance
 proceeds  .......          -       1,001,787        -           -

Gain (loss) on sales of
 properties held for
 sale, net  ......       285,009      (25,020)    285,009     (29,579)
Gain (loss) on sales of
 operating properties,
 net  ............       720,915     (377,358)     21,194        -
                      -----------  ----------- ----------- -----------
EARNINGS BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE .......     3,023,020    2,454,121   1,111,558     531,636
Cumulative effect of
 change in accounting
 for percentage
 rents ...........          -         612,383        -           -
                      -----------  ----------- ----------- ------------

NET EARNINGS .....  $  3,023,020    3,066,504   1,111,558     531,636
                      ===========  =========== =========== ===========

PER SHARE DATA:
EARNINGS PER SHARE
 BEFORE CUMULATIVE
 EFFECT OF CHANGE
 IN ACCOUNTING
 PRINCIPLE ....... $        0.50         0.39        0.18        0.09

Cumulative effect of
 change in accounting
 principle .......          -            0.10        -           -
                      -----------  ----------- ----------- -----------
NET EARNINGS  ....  $       0.50         0.49        0.18        0.09
                      ===========  =========== =========== ===========


        See accompanying notes to consolidated financial statements.

                                 4
PAGE

                     MID-ATLANTIC REALTY TRUST
                Consolidated Statements of Cash Flows
                           (UNAUDITED)

                                Nine Months Ended September 30,
                                      1996           1995
Cash flows from operating activities:
  Net earnings  ...............  $  3,023,020      3,066,504
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and
     amortization .............     4,037,567      3,649,025
    (Gain) loss on sales of operating
     properties, net  .........      (720,915)       377,358
    Minority interest in earnings from
     operations, net ..........       426,432        537,049
    (Gain) loss on sales of properties
     held for sale, net .......      (285,009)        25,020
    Changes in operating assets and liabilities:
     Decrease (increase) in
      operating assets ........       825,527       (592,877)
    (Decrease) increase in operating
      liabilities .............    (2,332,262)       276,082
                                  ------------  -------------
        Total adjustments .....     1,951,340      4,271,657
                                  ------------  -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES ..................     4,974,360      7,338,161

Cash flows from investing activities:
  Additions to properties .....    (4,272,854)   (13,242,282)
  Proceeds from sales of
   properties .................    10,968,593      2,835,225
  Receipts from minority
   partners ...................        89,004        206,500
  Payments to minority
   partners ...................      (601,224)      (642,443)
                                  ------------  -------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES  .................     6,183,519    (10,843,000)
                                  ------------  -------------

Cash flows from financing activities:
  Proceeds from notes
   payable  ...................    31,980,565     39,400,000
  Principle payments
   on notes payable ...........   (41,510,708)   (42,506,952)
  Proceeds from mortgages
   payable ....................    18,900,000      7,700,000
  Principal payments on mortgages
    payable ...................    (6,013,090)      (402,211)
  Proceeds from construction loan

   payable ....................       194,222      5,140,996
  Principle payments on construction loan
    payable ...................   (10,293,732)          -
  Additions to deferred finance
   costs ......................      (222,936)      (209,005)
  Amortization of deferred
   finance costs ..............       424,494        427,476
  Shares purchased ............       (80,914)    (1,382,389)
  Dividends paid  .............    (4,179,967)    (4,095,152)
                                  ------------  -------------
NET CASH (USED) PROVIDED BY
   IN FINANCING ACTIVITIES ....   (10,802,066)    (4,072,763)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ........       355,813        567,924

CASH AND CASH EQUIVALENTS,
 beginning of period  .........       514,386        344,522
                                  ------------  -------------
CASH AND CASH EQUIVALENTS,
 end of period ................  $    870,199        912,446
                                  ============  =============

During the nine month period ended September 30, 1996, $3,060,000 in convertible debentures were converted to 291,426 common shares of beneficial interest decreasing convertible subordinated debentures by $3,060,000, decreasing deferred financing costs by $109,526 and increasing shareholders' equity by $2,950,474.

During the nine month periods ended September 30, 1996 and 1995, $97,477 and $396,624, respectively, in interest costs were capitalized as construction period interest in development operations.

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of September 30, 1996 and the consolidated statements of operations for the Company for the three and nine month periods ended September 30, 1996 and September 30, 1995 and the consolidated statements of cash flows for the periods ended September 30, 1996 and September 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and the results of operations have been included. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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

DEFERRED FINANCE COSTS
 Effective January 1, 1996 the Company changed its reporting of amortization of deferred finance costs. During the year ended December 31, 1995 and previously, the annual amortization of deferred finance costs was reported in the depreciation and amortization of property and improvements expense line in the consolidated statements of operations. In 1996, the Company began reporting the amortization of deferred finance costs in the interest expense line in the consolidated statement of operations. The comparative prior year interest and depreciation and amortization expense amounts have been reclassified to reflect this change.

GAIN (LOSS) ON SALES OF PROPERTIES HELD FOR SALE, NET
   Effective January 1, 1996 the Company changed its reporting of gains or losses on sales of properties held for sale. During the year ended December 31, 1995, and previously, gains or losses on sales of properties held for sale had been included in revenues in the consolidated statement of operations were therefore included in earnings from operations. The Company is not in the business of buying land for resale. Therefore, management believes gains or losses on sales of properties held for sale should not be included in earnings from operations, and should be an adjustment to earnings from operations to arrive at net earnings. The comparative prior year revenues, earnings from operations and gains or losses on sales of properties held for sale have been reclassified to reflect this change.

  The net gains on properties held for sale and operating properties include minority interest expense of $96,049 and $21,194, respectively for both the three and nine month periods ended September 30, 1996.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  Effective January 1, 1995 the Company changed its accounting treatment for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a breakpoint amount of sales for the period according to the lease agreement. During the year ended December 31, 1994, and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method recognizes percentage rent as rental revenues in the period when it is earned. The Company began on January 1, 1995 estimating the percentage rent earned from major tenants and recorded the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995 was $612,000. The Company believes that this method is preferable since it results in the recognition of the revenues in the period they are earned.

GAIN ON LIFE INSURANCE PROCEEDS
  In January, 1995, the Company received $1,002,000 in life insurance proceeds as a result of the death of a former BTR general partner and officer.





                                     CONTINUED
                                6
PAGE

                     MID-ATLANTIC REALTY TRUST
          Notes To Consolidated Financial Statements - Continued
                           (UNAUDITED)

DUE FROM JOINT VENTURE PARTNERS
 Effective July 1, 1996, the Company acquired a portion of the minority interest in a partnership which owns certain properties in satisfaction of notes receivable of $6,100,000 from the minority partners.

NET EARNINGS PER SHARE
 Primary net earnings per common share was computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding for each period. The weighted average number of common shares and common share equivalents for the nine month periods ended September 30, 1996 and September 30, 1995 was 6,056,784 and 6,212,973, respectively. The weighted average number of common shares and common share equivalents for the three month periods ended September 30, 1996 and September 30, 1995 was
6,096,659 and 6,136,179, respectively.

 CONVERTIBLE SUBORDINATED DEBENTURES
  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. During the nine months ended September 30, 1996, $3,060,000 in debentures were converted to 291,426 common shares of beneficial interest. The balance of the debentures, of $56,920,000, convertible at $10.50 per share, if fully converted, would produce an additional 5,420,952 shares.

MART INCENTIVE STOCK OPTION PLANS
 MART has an Omnibus Share Plan, (Plan), under which Trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at September 30, 1996, totaling 254,332, allow holders to purchase one share of MART stock for $10.50 per share. All outstanding stock options were vested and exercisable at September 30, 1996. The closing price of MART shares at September 30, 1996 was $9.75 per share. No options were exercised during the period ended September 30, 1996 and, based on the market value of MART shares, the options, if exercised, would be anti-dilutive, producing fewer weighted average shares for the nine months ended September 30, 1996.

  On September 14, 1995, the Company authorized the availability of 180,000 shares for a (New Plan), the 1995 Stock Option Plan. The New Plan granted options to purchase a number of shares equal to approximately 56% of the number awarded under the Plan, or 141,300. One third of the shares, or 47,100, vested on September 30, 1995, exercisable at $8 15/16 per share. An additional third of the shares, or 47,100, vested on September 30, 1996, exercisable at $9.75 per share. The balance of the shares will vest on September 30, 1997, to be priced at the market price on the close of business at that date. No options have been exercised and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 3,925 shares. This dilution of shares combined with the conversion of convertible debentures would be anti-dilutive.

ACQUISITION OF OUTSTANDING SHARES
  On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share. On February 12, 1996 the MART Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000. During the nine months ended September 30, 1996 the Company purchased an additional 8,560 shares at an average cost of $9.45 per share.

SHAREHOLDERS' EQUITY
  During the nine months ended September 30, 1996, shareholders' equity changed for the following items:
            -     Net earnings of $3,023,020.
            -     Dividend paid by MART of $4,179,967.
            -     Shares purchased by MART of $80,914.
            -     Common shares and Additional paid-in-capital
                    increased by $2,950,474 due to conversion of $3,060,000
                   in debentures.

                            7
PAGE

Part I. FINANCIAL INFORMATION
Item 2.
                     MID-ATLANTIC REALTY TRUST
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the operations for the nine and three month periods ended September 30, 1996 with the operations for the nine and three month periods ended September 30, 1995.

Comparison of nine months ended September 30, 1996 to nine months ended
 September 30, 1995

  Rental revenues increased by $2,016,000 or 12% to $19,500,000 for the nine months ended September 30, 1996 from $17,484,000 for the nine months ended September 30, 1995. The purchase of the Brandywine Commons Shopping
Center in November, 1995 and the opening of the Owings Mills New Town Shopping Center in November, 1995 contributed $2,524,000 in additional revenues for the period. Redevelopment, occupancy and rental rate increases contributed to rental increases of approximately $819,000. The increases were partly offset by $1,061,000 in rental revenue decreases attributable to the sale in February, 1995 of the Regal Row warehouse project, the sale in January, 1996 of the Dolton Bowling center, the sale in January, 1996 of the Park Sedona center, the sale in May, 1996 of the Dobson-Guadalupe shopping center, and the sale in December, 1995 of the McRay Shopping Center. In addition, $266,000 in rental decreases were related primarily to vacancies and lower percentage rents.

   Other income decreased by $182,000 to $676,000 from $858,000 primarily due to rental insurance proceeds in 1995 and lower interest income.

  As a result of the above changes total revenues increased by $1,834,000 to $20,176,000 from $18,342,000.

  Interest expense increased by $651,000 to $9,449,000 from $8,798,000 primarily due to the increased debt for the development of the Owings Mills New Town and the redevelopment of York Road Plaza.

  Depreciation and amortization increased by $389,000 to $4,038,000 from $3,649,000 primarily due to depreciation increases related to the purchase of Brandywine Commons, the development of Owings Mills New Town and the
Harford Mall Annex, offset by decreases related to the sale of Park Sedona and McRay.

  Operating expenses increased by $537,000 to $2,794,000 from $2,257,000 primarily due to the purchase of Brandywine Commons, ($257,000), as well as other net operating expense increases of $150,000, primarily related to increased landlord expenses due to higher reserves for bad debt. In addition, operating expenses increased due to the opening of Owings Mills New Town, ($54,000), and due to higher occupancy in Gateway Offices, $76,000. Although snow removal expenses were higher than expected, the additional landlord portion of the expenses did not increase operating expenses significantly for the nine months ended September 30, 1996.

  General and administrative expenses increased by $206,000 to $1,452,000 from $1,246,000 due primarily to higher payroll expenses, ($108,000), and other net general and administrative expense increases of $98,000.

  Minority interest expense decreased by $111,000 to $426,000 from $537,000 generally due to lower earnings in minority interest ventures in 1996 as a result of the acquistion of minority partner shares.

  Earnings from operations increased by $162,000 to $2,017,000 from $1,855,000. For the nine month period ended September 30, 1995, MART had a loss on the sale of the Regal Row warehouse operating property of $377,000, a net loss on sales of properties held for sale in North Carolina of $25,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations resulted in net earnings of $3,067,000 for the period. In the nine month period ended September 30, 1996, MART recognized a gain on sales of operating properties of $721,000 (net of minority interest of $21,000) which included gains on the sales of Dobson-Guadalupe of $178,000, Park Sedona of $160,000, Dolton Bowl of $362,000, and Chandler of $21,000. MART also recognized a gain on sales of properties held for sale of $285,000, (net of minority interest of $96,000), which included a gain on the condemnation of lots at Northwood of $195,000 and a $90,000 net gain on the sale of development projects. The gains on sales, when combined with earnings from operations, resulted in net earnings of $3,023,000 for the period.


                                      Continued

                     MID-ATLANTIC REALTY TRUST
               MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Comparison of three months ended September 30, 1996 to three months ended September 30, 1995

   Rental revenues increased by $846,000 or 15% to $6,643,000 for the three months ended September 30, 1996 from $5,797,000 for the three months ended September 30, 1995. The purchase of the Brandywine Commons Shopping Center in November, 1995 and the opening of the Owings Mills New Town Shopping Center in November, 1995 contributed $885,000 in additional revenues for the period. Redevelopment, occupancy and rental rate increases contributed to rental increases of approximately $342,000. The increases were partly offset by $360,000 in rental revenue decreases attributable to the sale in May, 1996 of Dobson-Guadalupe shopping center, the sale in January, 1996 of the Dolton Bowling center, the sale in January, 1996 of the Park Sedona center, and the sale in December, 1995 of the McRay Shopping Center.

    Other income decreased by $148,000 to $129,000 from $277,000 primarily due to lower interest income in 1996.

   As a result of the above changes total revenues increased by $698,000 to $6,772,000 from $6,074,000.

   Interest expense increased by $185,000 to $3,151,000 from $2,966,000 primarily due to the increased debt for the development of the Owings Mills New Town and the redevelopment of York Road Plaza.

   Depreciation and amortization increased by $137,000 to $1,367,000 from $1,230,000 primarily due to depreciation increases related to the purchase of Brandywine Commons, the development of Owings Mills New Town and the
Harford Mall Annex, offset by decreases related to the sales of Park Sedona and McRay.

   Operating expenses increased by $203,000 to $922,000 from $719,000 primarily due to the purchase of Brandywine Commons, ($94,000), the opening of Owings Mills New Town, ($29,000), and other net operating expense increases of $80,000, primarily from higher landlord expenses due to higher reserves for bad debt.

   General and administrative expenses increased by $60,000 to $477,000 from $417,000 due primarily to higher payroll expenses, $36,000, and other net general and administrative expense increases of $24,000.

   Minority interest expense decreased by $131,000 to $50,000 from $181,000 generally due to lower earnings in minority interest ventures in 1996 as a result of the acquisition of minority partner shares.

   Earnings from operations increased by $244,000 to $805,000 from $561,000. In the three month period ended September 30, 1995, MART recognized a loss on the sale of properties held for sale in North Carolina of $29,000, which, when combined with earnings from operations resulted in net earnings of $532,000 for the period. In the three month period ended September 30, 1996, MART recognized a $21,000 gain, (net of minority interest of $21,000) on the sale of an operating property, Chandler shopping center, as well as a gain on sales of properties held for sale of $285,000, (net of minority interest of $96,000), which included a gain on the condemnation of lots at Northwood of $195,000 and a $90,000 net gain on the sale of development projects. The gains on sales, when combined with earnings from operations, resulted in net earnings of $1,111,000 for the period.

FINANCIAL CONDITION AND LIQUIDITY
 It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's cash requirements, but, expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term liquidity requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. MART anticipates that the cash flow available from operations, together with cash from borrowings, will be sufficient to meet the capital and liquidity needs of MART in both the short and long term.

  At September 30, 1996, the unused secured line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of approximately $300,000, was $27,700,000.

CASH FLOWS COMPARISON
  Net cash flow provided by operating activities declined by $2,364,000, to $4,974,000, for the nine months ended September 30, 1996 from $7,338,000 for the nine months ended September 30, 1995. This change in cash provided was due to changes in the levels of operating assets and liabilities, primarily due to changes in accrued construction and retainage.

  Net cash provided by or used in investing activities increased by $17,027,000 to cash provided by investing activities of $6,184,000 from cash used in investing activities of $10,843,000. This increase in cash provided was due primarily to declines in property additions of $8,969,000 and increases of proceeds from the sale of properties of $8,134,000.

  Net cash used in or provided by financing activities declined by $14,875,000 to cash used in financing activities of $10,802,000 from cash provided by financing activities of $4,073,000. This change in cash used in or provided by financing activities was due primarily to a $16,075,000 change in cash used for a net decrease in construction loans payable, notes payable, and mortgages payable offset partly by cash provided by a $1,301,000 reduction in the amount of shares purchased.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings -   In the ordinary course of business, the Company
is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders    - None




                                                  9
PAGE

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

                     MID-ATLANTIC REALTY TRUST
                       Summary Financial Data
                (In thousands, except per share data)
                              Nine months            Three months
                          ended September 30,     ended September 30,
                           1996        1995        1996        1995
Revenues                 $20,176     $18,342      $6,772      $6,074

Net earnings              $3,023      $3,067      $1,111        $532
Net earnings per share
             -primary      $0.50       $0.49       $0.18       $0.09

OTHER FINANCIAL DATA:

Funds from operations
  (FFO) (1)(2)-primary    $6,055      $5,504      $2,172      $1,791

FFO - fully diluted (2)   $9,676      $9,164      $3,370      $3,011

Weighted average number
 of shares outstanding -
 primary                   6,057       6,213       6,097       6,136
Weighted average number
 of shares outstanding -
 fully diluted            11,724      11,925      11,720      11,849

SELECTED CASH FLOW DATA:

Net cash flow provided by
 operating activities     $4,974      $7,338

Reconciliation of Net Earnings to Funds from operations - primary

Net earnings              $3,023       3,067      $1,111        $532
 Less:
  Non Recurring items   -
   Cumulative effect of
    change in accounting
    for percentage rents    -           (612)       -           -
   Gain on Life Insurance
    Proceeds                -         (1,002)       -           -
  Add: Depreciation &
      Amortization         4,038       3,649       1,367       1,230
  Less: Gains on Sales or
   Add: Loss on Sales     (1,006)        402        (306)         29
                         --------    --------    --------    --------
Funds from operations (FFO)-
    primary               $6,055      $5,504      $2,172      $1,791
                         ========    ========    ========    ========

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

Item 6.   Other Information - Exhibits and Reports on Form 8-K -

Exhibit No. 27 - Financial Data Schedule
             Filed thru EDGAR


                                  10
PAGE

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




                                    MID-ATLANTIC REALTY TRUST AND
                                    SUBSIDIARIES
                                    (Registrant)




Date      10/31/96                  By:  /s/ F. Patrick Hughes
                                        F. Patrick Hughes
                                        President
                                        Principal Executive Officer



Date      10/31/96                  By:   /s/ Paul G. Bollinger
                                         Paul G. Bollinger
                                         Controller
                                         Principal Financial Officer


















                                     11
PAGE