Form 10-K
period 1996-12-31
MID ATLANTIC REALTY TRUST
filed 1997-03-28
CIK 909298

                                    UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934 [Fee Required]
For the fiscal year ended       December 31, 1996
                                -----------------
                            or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from ___________________  to _________________

    Commission file Number         1-12286
                                   -------
                        Mid-Atlantic Realty Trust
                        -------------------------
          (Exact name of registrant as specified in its charter)

         Maryland                                     52-1832411
-------------------------------             ---------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

1302 Concourse Drive, Suite 204 - Linthicum, Maryland         21090
-----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (410) 684-2000
                                                     ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                  NONE
                            ----------------
Securities registered pursuant to Section 12(g) of the Act:

             Common Shares of Beneficial Interest, $.01 par value
             ----------------------------------------------------
                             (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         X    Yes          No
                                       -----        -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

    As of March 10, 1997, 7,374,805 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $11.25 closing price on that date) held by non-affiliates was approximately $82,967,000.

                    Documents Incorporated by Reference

    The definitive proxy statement with respect to the 1997 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

                                           9
PAGE

PART I

ITEM 1

BUSINESS

    Mid-Atlantic Realty Trust was incorporated June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust is the successor to the operations of BTR Realty, Inc. (the predecessor to Mid-Atlantic Realty Trust), and qualifies as a real estate investment trust, "REIT", for Federal income tax purposes. As used herein, the term "MART" refers to Mid-Atlantic Realty Trust, the term "Company" refers to MART and its subsidiaries, and "BTR"
 refers to BTR Realty, Inc. and its subsidiaries.

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

    The Company has an equity interest in twenty operating shopping centers, fifteen which are wholly-owned by the Company, and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The operating properties have a gross leasable area of approximately 3,126,000 square feet, of which approximately 96% was leased at December 31, 1996. Of these properties, approximately 94% of the gross leasable area is in the states of Maryland, Virginia, New York and Delaware, 5% in Arizona and 1% in Illinois. The Company also owns 8 undeveloped parcels of land totaling approximately 149 acres and varying in size from 3 to 43 acres.

    The business of the Company is not materially affected by seasonal factors. Although construction may be affected to some extent by inclement weather conditions, usually during winter months, property sales and revenue from income producing properties held for investment are usually not so affected.

    The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and financing. The industry is extremely fragmented and there are no principal methods of competition. However, the ability to compete is dependent in part upon the ability to find and complete appropriate real estate investments in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company's position in the industry. In addition, certain of the Company's real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital, and its reputation.

    The Company has 52 full time employees and believes that its relationship with its employees is good.


                                          10
PAGE

ITEM 2

PROPERTIES

   The following schedule describes the Company's commercial and other properties as of December 31, 1996:

I.   SHOPPING CENTERS
A.   In Operation (1)

                            Type
                   Percent-  of         Leas-
                    age of  land  Area   able   Percent-            Lease
Name and            owner- owner-  in   square    age    Principal  expir-
Location             ship   ship  acres  feet    leased   tenants   ations
MARYLAND PROPERTIES:
Harford Mall        100%   Fee(2)  38.0 588,000(3) 97%   Hecht's,   1997-2011
U.S. Route 1                                             Montgomery Ward,
Bel Air                                                  Woolworth, Best Buy,
                                                         PetsMart

Patriots Plaza       50% Long-term  6.1  39,000    83%   Denny's,   1997-2005
Ritchie Highway      of   lease(4)                       Dunkin Donuts
Anne Arundel     Partnership
County

Rolling Road        100%    Fee     6.5  63,000    92%   Fair Lanes,1997-2009
Plaza                                                    Firestone
Rolling Road
Baltimore County

Rosedale Plaza      100%    Fee     9.2  73,000    78%   Valu Food, 1997-2002
Chesaco and Weyburn Avenue                               Rite Aid
Baltimore County

Shoppes at Easton   100%    Fee    13.9 113,000    96%   Giant Food,1997-2024
Route 50                                                 Walmart (on own pad)
Easton

New Town Village    100%    Fee    11.0 118,000    98%   Giant Food,1998-2020
Lakeside Drive                                           Blockbuster
Owings Mills                                             Starbucks,
                                                         Hair Cuttery

Wilkens Beltway      93%    Fee     7.1  79,000   100%   Giant Food,1997-2006
Plaza                of                                  Provident Bank,
Wilkens Avenue   Partnership                             Radio Shack,
Baltimore County                                         Hair Cuttery

York Road Plaza     100%    Fee     7.5  90,000   100%   Giant Food,1997-2026
York Road                                                Firestone, Starbucks,
Baltimore County                                         Sears Optical, GNC,
                                                         Boston Market,
                                                         Bruegger's

Timonium Mall       100% Long-term 12.9 284,000   100%   Caldor,    2001-2011
York & Ridgely Roads      Lease(5)                       Circuit City,
Timonium                                                 Metro Food Market,
                                                         State of Maryland

DELAWARE PROPERTIES:
Brandywine Commons  100% Long-term 25.9 164,000   100%   ShopRite,  2008-2014
Concord Pike              Lease(6)                       Computer City,
Wilmington                                               Ground Round,
                                                         Sports Authority,
                                                         Service Merchandise

NEW YORK PROPERTIES:
Colonie Plaza       100%    Fee    18.7  140,000   96%   Price      1997-2007
Central Avenue                                           Chopper,
Colonie                                                  Pharmhouse

Columbia Plaza      100%    Fee    16.0  117,000   96%   Price      1997-2008
Columbia Turnpike                                        Chopper,
East Greenbush                                           Ben Franklin



                                11
PAGE

A. In Operation (continued)

                            Type
                   Percent-  of          Leas-
                    age of  land  Area   able   Percent-            Lease
Name and            owner- owner-  in   square    age    Principal  expir-
Location             ship   ship  acres  feet    leased   tenants   ations
VIRGINIA PROPERTIES:
Burke Town Plaza    100% Long-term 12.6 114,000    99%   Safeway,   1997-2005
Old Keene Mill Road       lease(7)                       CVS Drug Store
Burke

Skyline Village     100%    Fee    14.6 127,000    97%   Richfood,  1997-2010
US Route 33                                              Toys "R" Us
Harrisonburg

Smoketown Plaza      93%    Fee    27.0 176,000    99%   Hub        1997-2011
Minnieville and      of                                  Furniture,
Smoketown Roads  Partnership                             Frank's Nursery
Prince William County                                    & Crafts

Spotsylvania         93%    Fee    11.2 142,000    97%   K-Mart,    1997-2007
Crossing             of                                  CVS Drug Store,
Route 3 & Bragg  Partnership                             Giant Food (on
Road                                                     own Pad)
Fredericksburg

Sudley Towne        100%    Fee     9.6 108,000   100%   Burlington 1997-2009
Plaza                                                    Coat Factory
Route 234 & Sudley Manor Dr.
Manassas

ARIZONA PROPERTIES:
Fair Lanes Union     50%    Fee     5.9   17,000   88%   No         1998-2000
Hills Plaza(8)       of                                  principal
Union Hills Drive Partnership                            tenants
Phoenix                                                  selected

Gateway Park        100%    Fee    10.5   82,000   79%   Bashas',   1997-2011
Page                                                     Walmart (on own pad)

Plaza Del Rio (9)   100%    Fee    11.8   60,000   100%  Payless    1997-2009
16th Street and Avenue B                                 Drug Store,
Yuma                                                     Hancock Fabrics,
                                                         Fry's Supermarket
                                                          (on own pad)
II.  OFFICE BUILDINGS
A.   In Operation (10)

MARYLAND PROPERTIES:
Gateway             100%    Fee    7.0  84,000     95%   U.S.      1997-2003
International I                                          Healthcare,
Elkridge Landing &                                       American Express
Winterson Roads
Anne Arundel County

Gateway             100%    Fee   15.5 119,000     98%   AT&T,     1997-2004
International II                                         Price Waterhouse,
Elkridge Landing &                                       American Express,
Winterson Roads                                          TNT Logistics
Anne Arundel County

Patriots Plaza       50% Long-term 0.5  28,000     17%   No        1999-2004
Office Building      of  lease (11)                      principal
Ritchie Highway  Partnership                             tenants
Anne Arundel County                                      selected

Wilkens Beltway      93%    Fee    3.9  53,000     94%   Columbia, 1997-2003
Plaza Office Park    of                                  Freestate,
Buildings I,     Partnership                             Prudential
II & III                                                 Health System
Wilkens Avenue &
Maiden Choice Lane
Baltimore County




                                   12
PAGE

III.  OTHER DEVELOPED PROPERTIES
A.  In Operation

                            Type
                   Percent-  of                 Leas-  Per-
                    age of  land  Area   Im-     able  cent-  Princ-  Lease
Name and            owner- owner-  in   prove-  square  age     pal   expir-
Location             ship   ship  acres  ments   feet leased  tenants ations
MARYLAND PROPERTIES:
The Business Center  100%   Fee    5.4 One-story 27,000  93%   No    1997-2001
at Harford Mall                        Warehouse               principal
Harford County                                                 tenants
                                                               selected

Clinton Property     100% Long-term2.9 Bowling   29,000 100%   Fair 2001-2003
Prince George's           lease (12)   Center and              Lanes,
County                                 Bank                    Suburban Bank

Southwest Property   100%   Fee    3.2 One-story 25,000 100%   Shell1998-2001
Anne Arundel                       Office Building, One-story  Oil, Carrier/
County                             Warehouse and Gas Station   Otis, Potomac
                                                               Air Gas

Waldorf Property     100%   Fee    3.6 Bowling   30,000 100%   Fair 1998-2002
Waldorf                                Center and              Lanes,
                                       Tire Center             Firestone

ILLINOIS PROPERTY:
Illinois             100%   Fee    5.0 Bowling   37,000 100%   Fair   1998
Property                               Center                  Lanes
Chicago

(1) Shopping centers in operation are subject to mortgage financing aggregating $68,306,762 at December 31, 1996.
(2) Subject to the following long-term ground leases: (i) 150,000 square feet on 10 acres for Montgomery Ward's department store, (ii) 10,200 square feet on one acre for Montgomery Ward's auto accessory store. The Harford Mall property is subject to a mortgage principal balance at December 31, 1996 of $19,537,860. The Harford Mall mortgage has an interest rate of 9.78%, a 30 year amortization, with a 10 year balloon payment of $18,148,848 due at the maturity date of July, 2003. The mortgage's prepayment provision prohibits prepayment until June, 1997, after which the penalty is the greater of 1% of the outstanding principal balance or yield maintenance.
(3)  Includes 302,000 square feet occupied by department stores.
(4)  Remaining term of 11 years plus two 10 year options.
(5)  Remaining term of 20 years plus six 10 year options.
(6)  Remaining term of 56 years plus two 10 year options.
(7)  Remaining term of 35 years plus three 15 year renewal options.
(8) Union Hills was sold on March 14, 1997 $1,000,000, which should generate a gain on the sale of approximately $236,000.
(9) A purchase option agreement has been signed to sell this property for $5,350,000, which should generate no significant gain or loss on the sale in 1997.  In 1996, the Company recorded a $713,900 valuation
allowance for loss related to the pending sale of this       property.
(10) Office buildings in operation are subject to mortgage financing aggregating $1,903,733 as of December 31, 1996.
(11) Remaining term of 11 years plus two 10 year options.
(12) Remaining term of 30 years plus a 45 year renewal option.

IV. UNDEVELOPED PROPERTIES

                     Percentage of     Type of land   Area in
Name and Location      ownership         ownership     acres    Zoning
MARYLAND PROPERTIES:
Dorsey Property            100%             Fee         19.4    Commercial
Anne Arundel County

Gateway International III  100%             Fee          6.5    Commercial
Anne Arundel County

Harford Property           100%             Fee          3.0    Light
(Adjacent to Harford Mall)                                      Industrial
Harford County

North East Property        100%             Fee         41.0    Commercial/
North East                                                      Residential

Northwood Industrial Park   67%             Fee         24.5    Industrial
Salisbury             of Partnership

Pulaski Property           100%             Fee          3.0    Industrial
Baltimore County

NORTH CAROLINA PROPERTIES:
Burlington Commerce Park   100%             Fee         43.4    Commercial
Burlington

Hillsborough Crossing      100%             Fee          8.0    Commercial
Hillsborough

   Management believes the Company's properties are adequately covered by insurance.


                                     13
PAGE

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

               1996                              High            Low
            First Quarter                      $10 3/8          8 5/8
            Second Quarter                        10            9 1/4
            Third Quarter                       10 1/8          9 3/8
            Fourth Quarter                      11 5/8          9 9/16

               1995
            First Quarter                        8 1/2          7 3/4
            Second Quarter                       9 1/2          7 1/2
            Third Quarter                        9 1/4            8
            Fourth Quarter                         9            8 1/8

               1994
            First Quarter                       10 3/8          8 1/2
            Second Quarter                       9 3/4          8 7/8
            Third Quarter                        9 1/4          8 1/2
            Fourth Quarter                       9 1/4          7 3/8

    Cash dividends paid to holders of MART's shares during the periods indicated are as follows:

                                         Cash Dividend Paid
                                      1996      1995      1994
            First Quarter            $0.23      0.22      0.21
            Second Quarter            0.23      0.22      0.21
            Third Quarter             0.23      0.22      0.21
            Fourth Quarter            0.24      0.23      0.22
                                    -------   -------   -------
            Totals                   $0.93      0.89      0.85

   For record shareholders of MART during the entire year, for each respective year, it was determined that the per share dividends for each year indicated are taxable as follows:

                                              Per Share
                                      1996      1995      1994
      Ordinary Dividends -
       taxable as ordinary income    $0.58      0.48      0.55
      Capital Gain Distribution -
       taxable as capital gain        -         -         0.06
      Non-taxable Distribution -
       return of capital or taxable
       gain - (depending on a
       shareholder's basis in MART
       shares)                        0.35      0.41      0.24
                                    -------   -------   -------
      Total Annual Gross Dividends
       Per Share                     $0.93      0.89      0.85

      Percent of total annual gross
      dividends per share non-taxable
      distribution - return of capital
      or taxable gain                  38%       46%       28%

   On February 18, 1997, MART declared a quarterly cash dividend of $.24 per share payable March 14, 1997 to shareholders of record February 28, 1997.

   The number of holders of record of the MART shares as of February 17, 1997 was 1,301.


                                          14
PAGE

ITEM 6

SELECTED FINANCIAL DATA

   The following table sets forth the consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The table consists of Selected Financial Data of Mid-Atlantic Realty Trust as of December 31, 1996, December 31, 1995, December 31, 1994, and December 31, 1993, and for the years ended December 31, 1996, December 31, 1995, December 31, 1994 and for the period September 11, 1993 (commencement of operations) through December 31, 1993, and also includes Selected Financial Data of BTR Realty, Inc. as of December 31, 1992 and for the period January 1, 1993 through September 10, 1993, and for the year ended December 31, 1992. Mid-Atlantic Realty Trust, a Real Estate Investment Trust, was merged with BTR Realty, Inc. on September 11, 1993. The consolidated financial data of BTR, the predecessor company, are presented for comparative purposes. Certain amounts for prior periods have been reclassified to conform to the 1996 presentation.

                                Mid-Atlantic Realty Trust                 ||
                       ------------------------------------------------   ||
                                                             September 11,||
                                                                 1993 to  ||
                                Year ended December 31,       December 31,||
                              1996        1995       1994        1993     ||
                                                                          ||
                                                                          ||
Revenues                  $27,271,276  24,941,602  22,767,568   6,576,684 ||
                          =========== =========== =========== =========== ||
Net Earnings (Loss)                                                       ||
  Before Cumulative                                                       ||
  Effect of Change In                                                     ||
  Accounting Principle and                                                ||
  Extraordinary Item       $3,508,709   3,165,082   2,916,286     467,474 ||
Cumulative Effect of Change                                               ||
  In Accounting Principle        -        612,383         -           -   ||
                          ----------- ----------- ----------- ----------- ||
Net Earnings (Loss) Before                                                ||
  Extraordinary Item        3,508,709   3,777,465   2,916,286     467,474 ||
Extraordinary Item               -           -            -           -   ||
                          ----------- ----------- ----------- ----------- ||
Net Earnings (Loss)        $3,508,709   3,777,465   2,916,286     467,474 ||
                          =========== =========== =========== =========== ||
                                                                          ||
Net Earnings (Loss) Per                                                   ||
  Share Before Cumulative                                                 ||
  Effect of Change In                                                     ||
  Accounting Principle                                                    ||
  and Extraordinary Item        $0.56        0.51        0.46        0.07 ||
 Cumulative Effect of Change                                              ||
  In Accounting Principle        -           0.10         -           -   ||
                          ----------- ----------- ----------- ----------- ||
Net Earnings (Loss) Per                                                   ||
  Share Before                                                            ||
  Extraordinary Item             0.56        0.61        0.46        0.07 ||
Extraordinary Item               -           -           -           -    ||
                          ----------- ----------- ----------- ----------- ||
Net Earnings (Loss)                                                       ||
  Per Share                     $0.56        0.61        0.46        0.07 ||
                          =========== =========== =========== =========== ||
                                                                          ||
Weighted Average Shares                                                   ||
  Outstanding,                                                            ||
  Including Common                                                        ||
  Share Equivalents (1)     6,216,385   6,176,991   6,291,407   6,291,407 ||
                          =========== =========== =========== =========== ||
                                                                          ||
Total Assets             $173,278,241 182,521,299 162,842,567 148,563,052 ||
                          =========== =========== =========== =========== ||
                                                                          ||
Indebtedness -                                                            ||
total mortgages, convertible                                              ||
  debentures, construction                                                ||
  loans and notes payable$133,805,495 154,020,757 133,390,553 116,494,372 ||
                          =========== =========== =========== =========== ||
                                                                          ||
Net cash provided by                                                      ||
  operating activities     $9,341,629  10,612,290   7,232,441   3,321,906 ||
                          =========== =========== =========== =========== ||
                                                                          ||
Cash Dividends                                                            ||
Paid Per Share                  $0.93        0.89        0.85        0.05 ||
                          =========== =========== =========== =========== ||
/TABLE

                                      BTR Realty, Inc.
                          -------------------------------------
                              January 1, 1993    Year ended
                             to September 10,   December 31,
                                  1993              1992
Revenues                        14,848,710       21,252,872

Net Earnings (Loss)
  Before Cumulative
  Effect of Change In
  Accounting Principle and
  Extraordinary Item            (2,057,106)      (1,118,957)
Cumulative Effect of Change
  In Accounting Principle             -            1,286,000
                               ------------     ------------
Net Earnings (Loss) Before
  Extraordinary Item            (2,057,106)         167,043
Extraordinary Item                (548,323)            -
                               ------------     ------------
Net Earnings (Loss)             (2,605,429)          167,043
                               ============     ============

Net Earnings (Loss) Per Share
  Before Cumulative
  Effect of Change In
  Accounting Principle and
  Extraordinary Item                 (0.24)           (0.13)
Cumulative Effect of Change In
  Accounting Principle                -                0.15
                               ------------     ------------
Net Earnings (Loss) Per
  Share Before
  Extraordinary Item                 (0.24)            0.02
Extraordinary Item                   (0.06)            -
                               ------------     ------------
Net Earnings (Loss)
 Per Share                           (0.30)            0.02
                               ============     ============

Weighted Average Shares
   Outstanding,
   Including Common
   Share Equivalents (1)         8,512,718        8,503,916
                               ============     ============

Total Assets                  $147,869,512      153,212,133
                               ============     ============

Indebtedness:
total mortgages, convertible
  debentures, construction
  loans and notes payable      150,666,971      149,168,632
                               ============     ============

Net cash provided by
  operating activities           3,952,507          973,174
                               ============     ============
Cash Dividends
Paid Per Share                        0.58             -
                               ============     ============

   (1) In September, 1993, MART issued 3,450,000 shares in its initial public offering, and as part of the merger, exchanged for every 3 shares of BTR, 1 share of MART totaling approximately 8,526,000 shares of BTR for approximately 2,842,000 shares of MART.

                                                            Continued

                                          15
PAGE

Summary Financial Data
       The following sets forth summary financial data on an actual and pro forma basis. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART included in Item 8. The pro forma financial data for 1993 are unaudited and are not necessarily indicative of the results which actually would have occurred if the transactions had been consummated at January 1, 1992. The pro forma data assumes the MART public offering took place on January 1, 1992.


                    Summary Financial Data
              In thousands, except per share data

                                      Years ended December 31,
                                   1996     1995     1994     1993
                                  ACTUAL   ACTUAL   ACTUAL  PROFORMA
Revenues                         $27,271   24,942   22,768   20,777

Net earnings                      $3,509    3,777    2,916    1,217
Net earnings per share             $0.56     0.61     0.46     0.19

Funds from operations (FFO) (1)(3):
    Primary                       $8,622    7,427    6,263    5,488
    Fully diluted                $13,178   12,307   11,173   10,377

Net Cash Flow:
    Provided by operating
     activities                   $9,342   10,612    7,232   N/A (2)
    Provided by (used in)
     investing activities         $4,232  (23,584) (19,630)  N/A (2)
    (Used in) provided by
     financing activities       ($13,074)  13,142   12,055   N/A (2)

Weighted average number of shares
 outstanding:
    Primary                        6,216    6,177    6,291    6,291
    Fully diluted                 11,756   11,889   12,005   12,005

Reconciliation of Net Earnings to
 Funds From Operations - primary
Net earnings                      $3,509    3,777    2,916    1,217
Less: Nonrecurring items -
 Cumulative effect of change in
  accounting for percentage rents   -        (612)    -        -
 Gain on Life Insurance Proceeds    -      (1,002)    -        -
Add: Depreciation & Amortization on
 Real Estate Assets                5,414    4,983    4,550    4,271
(Gain) loss on Properties           (301)    (281)  (1,203)    -
                                   ------- -------  -------  -------
 FFO - primary                    $8,622    7,427    6,263    5,488

(1) Funds from operations as defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) - Funds from operations means net income (computed in accordance with generally accepted accounting principles), excluding cumulative effects of change in accounting principles, extraordinary or unusual items, and gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an alternative to net income as defined by GAAP. The presentation of FFO is not normally included in financial statements prepared in accordance with GAAP.
(2) Net Cash Flows cannot be reasonably estimated on a pro forma basis for 1993.
(3) Effective January 1, 1996 the Company adopted changes to the NAREIT definition of funds from operations. Certain amounts for prior years have been reclassified to conform to the 1996 presentation.

Quarterly Results of Operations (Unaudited)

   The unaudited quarterly results of operations for MART for 1996 and 1995 are summarized as follows:

                                       Quarter ended
1996                    March 31,    June 30,   September 30,   December 31,
Revenues               $6,703,283   6,701,200     6,771,864      7,094,929
                       =========== ===========   ===========    ===========

Net earnings           $1,233,521     677,941     1,111,558        485,689
                       =========== ===========   ===========    ===========

Net earnings per share      $0.20        0.11          0.18           0.07
                       =========== ===========   ===========    ===========

1995                    March 31,    June 30,   September 30,   December 31,

Revenues               $6,255,595   6,012,769     6,074,114      6,599,124
                       =========== ===========   ===========    ===========

Earnings before Cummulative
 Effect of Change in
 Accounting Principle  $1,352,427     570,058       531,636        710,961
Cummulative Effect of Change
 In Accounting Principle  612,383        -             -              -
                       ----------- -----------   -----------     ----------
Net Earnings           $1,964,810     570,058       531,636        710,961
                       =========== ===========   ===========     ==========

Net Earnings per share      $0.31        0.09          0.09           0.12
                       =========== ===========   ===========     ==========

   Quarterly results are influenced by a number of factors including timing of settlements of property sales, completion of operating projects, and write-offs of unrecoverable development costs, and valuation allowances for loss pending sales of properties.





                                        16
PAGE

ITEM 7

                MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion compares the Company's results of operations for the year ended December 31, 1996, with those for the year ended December 31, 1995. The discussion also compares the Company's results of operations for the year ended December 31, 1995 with those for the year ended December 31, 1994.

Comparison of 1996 to 1995

   Rental revenues increased by $2,648,000 or 11% to $26,562,000 for the year ended December 31, 1996 from $23,914,000 for the year ended December 31, 1995. The purchase of the Brandywine Commons shopping center in November, 1995 and the opening of the Owings Mills New Town shopping center in November, 1995 contributed $3,113,000 in additional revenues for the period. Redevelopment, occupancy and rental rate increases contributed to revenue increases of appoximately $1,178,000. These increases were partly offset by $1,399,000 in rental revenue decreases attributable to the sale in February, 1995 of the Regal Row warehouse project, the sales in January, 1996 of the Dolton bowling center and the Park Sedona shopping center, the sale in May, 1996 of the Dobson-Guadalupe shopping center, and the sale in December, 1995 of the McRay shopping center. In addition, $244,000 in revenue decreases were related primarily to vacancies and lower percentage rents.

   Other income decreased by $319,000 to $709,000 from $1,028,000 primarily due to the receipts of rental insurance proceeds in 1995 and lower interest income in 1996.

   As a result of the above changes total revenues increased by $2,329,000 to $27,271,000 from $24,942,000.

   Interest expense increased by $426,000 to $12,354,000 from $11,928,000 primarily due to the increased debt for the development of the Owings Mills New Town and the redevelopment of York Road Plaza.

   Depreciation and amortization increased by $430,000 to $5,414,000 from $4,984,000 primarily due to depreciation increases related to the purchase of Brandywine Commons and the development of Owings Mills New Town, York Road Plaza and the Harford Mall Annex, offset partly by decreases related to the sales referred to above.

   Operating expenses increased by $595,000 to $3,683,000 from $3,088,000, primarily due to the purchase of Brandywine Commons, $274,000, as well as other net operating expense increases of $160,000, primarily related to increased landlord expenses due to higher bad debts and higher average vacancies. In addition, operating expenses increased due to the opening of Owings Mills New Town and due to higher occupancy in the Gateway Offices. Although snow removal expenses were higher than expected, the additional landlord portion of the expenses did not increase operating expenses significantly in 1996.


   General and administrative expenses increased by $318,000 to $2,098,000 from $1,780,000 due primarily to salary increases, $168,000, development costs of an acquisition project no longer being pursued, $56,000, and other net general and administrative expense increases of $94,000.

   Minority interest expense decreased by $204,000 to $514,000 from $718,000 due primarily to the acquisition of minority partnership interests.

   For 1996, earnings from operations increased by $764,000 to $3,208,000 from $2,444,000. MART also recognized a gain on properties of $301,000, (net of minority interest of $117,000). The gain on properties, when combined with earnings from operations, resulted in net earnings of $3,509,000 for the period. For 1995, MART had a loss on properties of $281,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which when combined with earnings from operations, resulted in net earnings of $3,777,000 for the period.

                MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Comparison of 1995 to 1994

   Rental revenues increased by $2,023,000, or 9%, to $23,914,000 for the year ended December 31, 1995 from $21,891,000 for the year ended December 31, 1994. Two acquisitions, Easton Shoppes in September, 1994 and Brandywine Commons in November, 1995, contributed revenue increases of $943,000 and $222,000, respectively. Also, new redevelopment and development projects contributed $527,000 to revenue increases and net increases in occupancy and rental rates resulted in revenue increases of $763,000. The rental increases were partly offset by a $357,000 decrease in rental revenues attributable to the sale in February, 1995 of the Regal Row warehouse project and the sale in December, 1994 of the Oakton bowling center. In addition, $75,000 in revenue decreases were primarily related to vacancies.

   Other income increased by $151,000 to $1,028,000 from $877,000 primarily due to receipts of insurance proceeds for lost rent at Rolling Road (which was damaged by a fire in December, 1992), interest increases and other income at Patriots Plaza and Wilkens Office II.

   As a result of the above changes, total revenues increased by $2,174,000 to $24,942,000 from $22,768,000.

   Interest expense increased by $1,052,000 to $11,928,000 from $10,876,000 primarily due to the two new acquisitions, Easton Shoppes and Brandywine Commons, which contributed increases of $692,000, and $97,000, respectively. Also, new redevelopment and development projects contributed $268,000 to interest expense increases. The interest expense increases were partly offset by $84,000 in interest expense decreases related to interest rate and principal reductions.

   Depreciation and amortization increased by $434,000 to $4,984,000 from $4,550,000 primarily due to the redevelopment at Harford Mall Annex and York Road Plaza, the Easton Shoppes acquisition, and to tenant improvements at the Gateway Offices. The increases were partly offset by depreciation decreases primarily from the sale of the Regal Row warehouse property.

   Operating expenses decreased by $249,000 to $3,088,000 from $3,337,000 primarily due to $156,000 in lower legal fees related to a tenant suit, settled in 1995, at the Smoketown Plaza project. Operating expenses also decreased by $144,000 due to the sales of the Regal Row warehouse project and the Oakton bowling center. Other net operating expense decreases of $70,000 were primarily related to higher tenant occupancy resulting in lower landlord operating expenses. The operating expense decreases were offset partly by $70,000 in operating expense increases related to McRay shopping center, sold in December, 1995 and Park Sedona shopping center, sold in January, 1996 and $51,000 in operating expense increases related to the new acquisition, Brandywine Commons.

   General and administrative expenses increased by $29,000 to $1,780,000 from ,$1,751,000 due primarily to a $92,000 increase in net payroll expense and $52,000 in other net expense increases partly offset by an $82,000 decrease in insurance expense and a $33,000 decrease in legal fees.

   Minority interest expense increased by $177,000 to $718,000 from $541,000 generally due to higher earnings in ventures with minority partners in 1995.

   Earnings from operations increased by $731,000 to $2,444,000 from $1,713,000. Certain non-operating items occurred for both periods. In 1995, MART had a loss on properties of $281,000, a cumulative effect of a change in accounting for percentage rents of $612,000 and a gain on life insurance proceeds of $1,002,000, which, when combined with earnings from operations, resulted in net earnings of $3,777,000 for the period. For 1994, MART recorded a gain on properties of $1,203,000, which when combined with the earnings from operations, resulted in net earnings of $2,916,000 for the period.








                                        18
PAGE

                 MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Cash Flow comparison

  The following discussion compares the statement of cash flows information for 1996 with the information for 1995 and with the information for 1994.

  Net cash flow provided by operating activities was $9,342,000, $10,612,000, and $7,232,000 in 1996, 1995, and 1994, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses. In particular, net cash provided by operating activities for 1996 was reduced due to the payment of certain operating liabilities and lower deferred rent receipts.

  Net cash flow from investing activities increased by $27,816,000, to a net cash flow provided by investing activities of $4,232,000 in 1996 from a net cash flow used in investing activities of $23,584,000 in 1995. The increase was primarily a result of reduced levels of acquisitions and additions to properties in 1996 (primarily due to the acquisition of Brandywine Commons and the Owings Mills New Town development project in 1995) and an increase in proceeds from sales of properties.

  Net cash flow used in investing activities increased by $3,954,000, to $23,584,000 in 1995 from $19,630,000 in 1994. The increase was primarily a result of acquisitions and additions to properties which resulted in an increase in cash used of $7,325,000 (primarily due to the acquisition of Brandywine Commons, the Owings Mills New Town development project and the redevelopment projects in 1995 exceeding the Easton Shoppes acquisition in
1994). These increases were partly offset by increases in proceeds from sales of properties of $1,652,000 and in receipts from minority partners of $1,719,000.

  Net cash flow from financing activities decreased by $26,216,000, to net cash flow used in financing activities of $13,074,000 in 1996 from net cash flow provided by financing activities of $13,142,000 in 1995. The decrease was primarily a result of the following: a decrease in net borrowings of $28,081,000 due to the lower levels of development and acquisition costs; a $2,153,000 decrease in purchases of common shares and an increase in dividends paid of $413,000.

  Net cash flow from financing activities increased by $1,087,000, to $13,142,000 in 1995 from $12,055,000 in 1994. The increase was primarily from two major net cash sources: a $10,100,000 addition to construction loan for the Owings Mills New Town shopping center under development and a $9,603,000 addition to mortgages payable primarily related to the closing of mortgages in 1995 for the Easton Shoppes and York Road Plaza redevelopment. The increases were partly offset by decreases in cash flows from financing activities primarily form the following: a net increase of $15,949,000 in payments on notes payable; purchases of common shares of $2,235,000 and and increase in dividends paid of $132,000.

                                        19
PAGE

                MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources

  In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. MART intends to pay these dividends from operating cash flows. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and expects to continue to maintain a line of credit of at least $40,000,000 from a commercial bank (See Note I of notes to the consolidated financial statements).

  The Company anticipates material commitments for capital expenditures to include, in the next two years, the redevelopment or development of two Maryland projects with an additional four redevelopment projects in the planning stage at an estimated cost of $15 to $25 million. The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long term mortgage financing on unencumbered operating properties or the use of its $40,000,000 line of credit from a commercial bank.

  It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 1997 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term liquidity requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. The Company filed a shelf registration with the Securities and Exchange Commission for the issuance of common shares or debt securities for up to $150 million in the aggregate. MART anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet the capital and liquidity needs in both the short and long term.

Deferred Financing Costs

   Effective January 1, 1996 the Company changed its reporting of the amortization of deferred financing costs. During the year ended December 31, 1995 and previously, the annual amortization of deferred financing costs was reported in the depreciation and amortization of property and improvements expense line in the consolidated statements of operations. Effective January 1, 1996, the Company began reporting the amortization of deferred financing costs in the interest expense line in the consolidated statement of operations. The comparative prior year interest and depreciation and amortization expense line items have been reclassified to reflect this change.

Gain (Loss) on properties

   Effective January 1, 1996, the Company changed its reporting of gains or losses on sales of properties held for sale. During the year ended December 31, 1995 and previously, gains or losses on sales of properties held for sale had been included in revenues in the consolidated statement of operations and in the calculation of earnings from operations. The Company is not in the business of buying land for resale. Therefore, management believes gains or losses on sales of properties held for sale should not be included in the calculation of earnings from operations, and should be an adjustment to earnings from operations to arrive at net earnings. The comparative prior year total revenues, earnings from operations and gains or losses on properties have been reclassified to reflect this change.




                                        20
PAGE

                MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Inflation

  The majority of all of the leases at the shopping center properties contain provisions which may entitle MART to receive percentage rents based on the tenants' gross sales. Such percentage rents ameliorate the risk to MART of the adverse effects of inflation. Percentage rent received by MART remained stable in the year ended December 31, 1996 compared to the year ended December 31, 1995. If a recession were to begin and continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases at the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases at the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then-existing market value.

Stock Repurchase Plan

   On February 14, 1995, the Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share. On February 12, 1996 the Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000. During the year ended December 31, 1996 the Company purchased an additional 8,618 shares at an average cost of $9.45 per share.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
Financial Statements:
   Independent Auditors' Report ......................23

   Consolidated Balance Sheets -
     as of December 31, 1996 and 1995 ................24

   Consolidated Statements of Operations -
     Years ended December 31, 1996,
     1995 and 1994 ...................................25

   Consolidated Statements of Shareholders' Equity  -
     Years ended December 31, 1996,
     1995, and 1994 ..................................26

   Consolidated Statements of Cash Flows -
     Years ended December 31, 1996,
     1995 and 1994 ...................................27

   Notes to Consolidated Financial Statements ........28

Exhibits, Financial Statement Schedule, and Reports on Form 8-K are included in Part IV - Item 14.

Schedule:

     Schedule III - Real Estate and Accumulated
       Depreciation ..................................38




                                        22
PAGE

                        INDEPENDENT AUDITORS' REPORT

Board of Trustees and Shareholders
Mid-Atlantic Realty Trust:

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note A to the consolidated financial statements, the Company changed its method of accounting for percentage rents on January 1, 1995.





                                          KPMG PEAT MARWICK LLP

Baltimore, Maryland
February 17, 1997



                                      23
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                     Consolidated Balance Sheets

                                                  As of
                                               December 31,
                                        1996                  1995
ASSETS
Properties:
 Operating properties
   (Notes C and D)............$       200,563,845           204,132,134
 Less accumulated depreciation
   and amortization ..........         42,702,472            39,430,308
                                     -------------         -------------
                                      157,861,373           164,701,826
 Development operations
   (Note E)...................          2,866 625             1,510,544
 Property held for
   development or sale .......          6,828,311             8,179,378
                                     -------------         -------------
                                      167,556,309           174,391,748

Cash and cash equivalents ....          1,013,838               514,386
Notes and accounts
  receivable - tenants
  and other (Note F)..........          1,373,113             2,350,578
Due from joint venture
  partners ...................               -                1,599,581
Prepaid expenses and deposits             896,798               449,850
Deferred financing costs
  (Note G) ...................          2,438,183             3,215,156
                                     -------------         -------------
                              $       173,278,241           182,521,299
                                     =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued
   expenses (Note H)..........$         4,518,588             4,604,848
 Notes payable (Note I).......         16,400,000            21,530,143
 Construction loan payable ...               -               10,099,510
 Mortgages payable (Note D) ..         70,210,495            62,411,104
 Convertible subordinated
   debentures (Note J)........         47,195,000            59,980,000
 Deferred income .............            984,261             1,222,673
 Minority interest in
   consolidated joint ventures          3,158,595             1,734,799
                                     -------------         -------------
                                      142,466,939           161,583,077

Shareholders' Equity (Note L):
 Preferred shares of beneficial
  interest, $.01 par value, authorized
  2,000,000 shares, issued and
  outstanding, none ..........               -                     -
 Common shares of beneficial
  interest, $.01 par value,
  authorized 100,000,000, issued and
  outstanding, 7,225,103, and
  6,016,111,respectively......             72,251                60,161
 Additional paid-in capital ..         52,635,713            40,389,783
 Distributions in excess of
  accumulated earnings .......        (21,896,662)          (19,511,722)
                                     -------------         -------------
                                       30,811,302            20,938,222
Commitments (Notes M)
                                     -------------         -------------
                              $       173,278,241           182,521,299
                                     =============         =============

See accompanying notes to consolidated financial statements.

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                Consolidated Statements of Operations

                                   Years ended December 31,
                             1996            1995            1994
REVENUES:
Rentals .............$    26,561,699      23,914,267      21,890,446
Other (Note O) ......        709,577       1,027,335         877,122
                         ------------    ------------    ------------
                          27,271,276      24,941,602      22,767,568
                         ------------    ------------    ------------
COSTS AND EXPENSES:
Interest ............     12,354,156      11,928,319      10,876,328
Depreciation and
  amortization of property
  and improvements ..      5,413,737       4,983,617       4,549,781
Operating............      3,682,802       3,087,593       3,336,415
General and
  administrative ....      2,098,534       1,780,397       1,751,101
                         ------------    ------------    ------------
                          23,549,229      21,779,926      20,513,625
                         ------------    ------------    ------------
EARNINGS FROM OPERATIONS
 BEFORE MINORITY
 INTEREST ...........      3,722,047       3,161,676       2,253,943
Minority interest
 expense ............       (513,937)       (718,019)       (540,744)
                         ------------    ------------    ------------
EARNINGS FROM
 OPERATIONS .........      3,208,110       2,443,657       1,713,199
Gain on life insurance
 proceeds (Note P)...           -          1,001,787            -
Gain (loss) on
 properties (Note Q).        300,599        (280,362)      1,203,087
                         ------------    ------------    ------------
EARNINGS BEFORE
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE ..........      3,508,709       3,165,082       2,916,286
Cumulative effect of
 change in accounting
 for percentage
 rents ..............           -            612,383            -
                         ------------    ------------    ------------
NET EARNINGS ........$     3,508,709       3,777,465       2,916,286
                         ============    ============    ============

Earnings per share before
 cumulative effect of
 change in accounting
 principle ..........$          0.56            0.51            0.46
Cumulative effect of change
 in accounting principle        -               0.10            -
                         ------------    ------------    ------------
NET EARNINGS PER
 SHARE ..............$          0.56            0.61            0.46
                         ============    ============    ============

       See accompanying notes to consolidated financial statements.

                                   25
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
            Consolidated Statements of Shareholders' Equity
              Years Ended December 31, 1996, 1995 and 1994

                                                  Distributions
                                       Additional  in Excess of     Net
                      Common      Par    Paid-in    Accumulated  Shareholders'
                      Shares    Value   Capital      Earnings      Equity
BALANCE,
 December 31, 1993  6,291,407  $62,914  42,602,505  (15,377,631)  27,287,788
                   =========== ======== =========== ============ ============

Dividends paid -
 $.85 per share          -        -           -      (5,347,696)  (5,347,696)
Net Earnings             -        -           -       2,916,286    2,916,286
                   ----------- -------- ----------- ------------ ------------
BALANCE,
 December 31, 1994  6,291,407   62,914  42,602,505  (17,809,041)  24,856,378
                   =========== ======== =========== ============ ============

Conversion of
  convertible
  subordinated
  debentures            1,904       19      19,122         -          19,141

Share purchase
  plan               (277,200)  (2,772) (2,231,844)        -      (2,234,616)

Dividends paid -
  $.89 per share         -        -           -      (5,480,146)  (5,480,146)
Net earnings             -        -           -       3,777,465    3,777,465
                   ----------- -------- ----------- ------------ ------------
BALANCE,
 December 31, 1995  6,016,111   60,161  40,389,783  (19,511,722)  20,938,222
                   =========== ======== =========== ============ ============

Conversion of
  convertible
  subordinated
  debentures        1,217,610   12,176  12,327,280         -      12,339,456

Share purchase
  plan                 (8,618)     (86)    (81,350)        -         (81,436)

Dividends paid -
  $.93 per share         -        -           -      (5,893,649)  (5,893,649)
Net earnings             -        -           -       3,508,709    3,508,709
                   ----------- -------- ----------- ------------ ------------
BALANCE,
 December 31, 1996  7,225,103  $72,251  52,635,713  (21,896,662)  30,811,302
                   =========== ======== =========== ============ ============

           See accompanying notes to consolidated financial statements.

                                    26
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
                Consolidated Statements of Cash Flows

                                Years ended December, 31
                               1996           1995             1994
Cash flows from operating
  activities:
  Net earnings ..........$  3,508,709      3,777,465        2,916,286
  Adjustments to reconcile
   net earnings to net cash
   provided by operating
   activities:
    Depreciation and
     amortization .......   5,413,737      4,983,617        4,549,781
    Minority interest
     in earnings, net ...     513,937        718,019          540,744
    (Gain) loss on
     properties .........    (300,599)       280,362       (1,203,087)
    Changes in operating
     assets and liabilities:
    Decrease (increase)
      in operating
      assets ............     530,517       (709,951)         694,434
     (Decrease) increase
      in deferred rental
      income ............    (224,732)       505,887          610,678
     (Decrease) increase
      in operating
      liabilities .......     (99,940)     1,056,891         (876,395)
                          ------------   ------------     ------------
       Total adjustments.   5,832,920      6,834,825        4,316,155
                          ------------   ------------     ------------
       NET CASH PROVIDED BY
         OPERATING
         ACTIVITIES .....   9,341,629     10,612,290        7,232,441
                          ------------   ------------     ------------

Cash flows from
 investing activities:
    Additions to
     properties .........  (6,412,365)   (29,522,542)     (22,197,577)
    Proceeds from sales
     of properties.......  11,175,108      4,914,988        3,263,444
    Payments to minority
     partners ...........    (652,186)      (779,675)        (792,394)
    Receipts from minority
     partners ...........     121,184      1,803,000           96,800
                          ------------   ------------     ------------
      NET CASH PROVIDED BY
       (USED IN) INVESTING
       ACTIVITIES .......   4,231,741    (23,584,229)     (19,629,727)
                          ------------   ------------     ------------



Cash flows from
 financing activities:
  Proceeds from
   notes payable ........  49,080,565     80,400,000       39,456,366
  Principal payments
   on notes payable ..... (54,210,708)   (79,009,270)     (22,116,953)
  Proceeds from
   mortgages payable ....  18,900,000     16,400,000             -
  Principal payments
   on mortgages
   payable  ............. (11,100,609)    (7,240,036)        (443,232)
  Proceeds from
   construction
   loans payable ........     194,222     10,099,510             -
  Payments on
   construction
   loans payable ........ (10,293,732)          -                -
  Additions to deferred
   financing costs ......    (225,890)      (374,417)         (27,388)
  Amortization of deferred
   financing costs ......     557,319        580,778          533,603
  Shares purchased ......     (81,436)    (2,234,616)            -
  Dividends paid ........  (5,893,649)    (5,480,146)      (5,347,696)
                          ------------   ------------     ------------
      NET CASH (USED IN)
       PROVIDED BY FINANCING
       ACTIVITIES ....... (13,073,918)    13,141,803       12,054,700
                          ------------   ------------     ------------
NET INCREASE (DECREASE)
 IN CASH AND CASH
  EQUIVALENTS ...........     499,452        169,864         (342,586)

CASH AND CASH
  EQUIVALENTS,
  beginning of period ...     514,386        344,522          687,108
                          ------------   ------------     ------------

 CASH AND CASH
  EQUIVALENTS,
  end of period .........$  1,013,838        514,386          344,522
                          ============   ============     ============

Supplemental disclosures of
 cash flow information:
Cash paid for interest ..$ 12,317,962     12,135,351       10,432,247
                          ============   ============     ============

Supplemental information of noncash investing and financing activities:

  During 1996, 1995, and 1994, respectively, $4,405,900, $19,838,543 and
$2,832,641 in assets were transferred from Development Operations to Operating Properties.
  Effective July 1, 1996, the Company acquired a portion of the minority interest in a consolidated partnership which owns certain properties in satifaction of notes receivable from the minority partners. The ownership interest acquired was recorded at fair value at the date of acquisition, resulting in an increase in Properties of $2,923,000.
  In 1996, $12,785,000 in convertible debentures were converted to 1,217,610 common shares of beneficial interest decreasing convertible subordinated debentures by $12,785,000, decreasing net deferred financing costs by $445,544 and increasing shareholders' equity by $12,339,456. In 1995, $20,000 in convertible debentures were converted to 1,904 common shares of beneficial interest decreasing convertible subordinated debentures by $20,000, decreasing net deferred financing costs by $859 and increasing shareholders' equity by $19,141.


        See accompanying notes to consolidated financial statements.

                                  27
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Years Ended December 31, 1996, 1995, 1994

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

  The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and financing. The industry is extremely fragmented and there are no principal methods of competition. However, the ability to compete is dependent in part upon the ability to find and complete appropriate real estate investments in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company's position in the industry. In addition, certain of the Company's real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital, and its reputation.

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








                                                    Continued
                                     28
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Recognition of Revenue from Rentals

  The Company earns rental income under operating leases with tenants.
Minimum rental payments are recognized as rental revenues in the period when they are earned according to the applicable lease term. Effective January 1, 1995, the Company changed its accounting policy for percentage rent. Percentage rent revenues are based on store sales for certain periods and are charged according to a percentage over a stipulated amount of sales for the period according to the lease agreement. During the year ended December 31, 1994, and previously, percentage rent was recognized as rental revenues in the period when the actual percentage rent was billed and received. The new method recognizes percentage rent as rental revenues in the period when the actual percentage rent is earned. Effective January 1, 1995, the Company began estimating the percentage rent earned from major tenants and records the amounts monthly as receivable. The cumulative effect of this change on January 1, 1995 was to increase net earnings by $612,383. The Company believes that this revised policy is preferable since it provides a better matching of revenues and expenses.

  Recognition of Revenue From Property Sales

  Properties held for development or sale are primarily outparcels of operating properties or undeveloped commercial land.

  Effective January 1, 1996 the Company changed its reporting of gains or losses on sales of properties held for sale. During the year ended December 31, 1995, and previously, gains or losses on sales of properties held for sale were included as revenues on the consolidated statement of operations and included in the calculation of earnings from operations. The Company is not in the business of buying land for resale. Therefore, management believes gains or losses on sales of properties held for sale should not be included in the calculation of earnings from operations, and should be an adjustment to earnings from operations to arrive at net earnings. This treatment was adopted in 1996 and the comparative prior year total revenues, earnings from operations and gains or losses on properties have been reclassified to reflect this change.

  Net Earnings Per Share

  Earnings per share are computed by dividing net earnings by the weighted average number of common shares and common share equivalent shares outstanding during each year. The effect on earnings per share assuming conversion of the convertible subordinated debentures would be anti-dilutive.

  Capitalization Policy

  Acquisition costs, interest and other carrying costs, as well as construction and start-up costs of commercial property are capitalized and charged to undeveloped land, construction in progress or deferred costs as appropriate. In addition, costs incurred in the financing and leasing of shopping centers and other commercial properties are deferred until the project is completed and are then amortized over the term of the related mortgage or lease.

  Properties

  In March 1995, the Financial Accounting Standards Board, ("FASB"), issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 establishes new standards for measurement and recognition of impairment of long-lived assets. Initial adoption of the Statement by the Company in 1996 did not have a material effect on the financial position or results of operations reported by the Company.

  Properties to be developed or held and used in operations are carried at cost reduced for impairment losses, where appropriate. Properties held for sale are carried at the lower or their carrying value (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less cost to sell.

  If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and impairment loss is recognized.

  Properties held for sale are carried at the lower of their carrying value (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less cost to sell.

  Depreciation of buildings and leaseholds is provided using the straight-line method over the estimated useful lives or lease terms of the properties. Improvements for tenants are amortized on a straight-line basis over the terms of the related tenant leases. Expenditures for normal maintenance and repairs are charged against income as incurred.


                                       29
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Stock-based Compensation

  The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares of common stock to employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock.

  In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits companies to adopt a new fair value-based method to account for stock-based employee compensation plans or to continue using the intrinsic value method. Information required by SFAS No. 123 concerning the Company's stock-based compensation plan is provided in note L.

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

  Deferred Financing Costs

  Costs associated with the issuance of debt are capitalized as deferred financing costs and amortized on a straight-line basis, which is not materially different from the interest method, over the term of the related debt.

  Effective January 1, 1996 the Company changed its reporting of amortization of deferred financing costs. During the year ended December 31, 1995 and previously, the annual amortization of deferred financing costs was reported in the depreciation and amortization of property and improvements expense line on the consolidated statements of operations. In 1996, the Company began reporting the amortization of deferred financing costs in the interest expense line on the consolidated statements of operations. The comparative prior year interest and depreciation and amortization expense line items have been reclassified to reflect this change.

B. SUBSEQUENT EVENT

  In February 1997, the Company registered to sell up to an aggregate of $150,000,000 (based on the public offering price) of common shares of beneficial interest and debt securities. The shares and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering. The net proceeds will be used for general corporate purposes and could be used for development, redevelopment and acquisition opportunities or on an interim basis, to reduce or retire credit line borrowings and property debt.






                                        30
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


C.  OPERATING PROPERTIES

  Operating properties consist of the following:

                                               December 31,
                                             1996         1995
         Land                            $20,111,661   22,137,380
         Land improvements                27,074,441   28,370,084
         Buildings                       112,963,061  115,270,325
         Improvements for tenants          6,967,280    6,136,228
         Development costs on
           completed projects             14,724,923   16,597,684
         Furniture, fixtures and
           equipment                       2,225,960    2,377,401
         Deferred lease costs             16,496,519   13,243,032
                                        ------------  -----------
                                         200,563,845  204,132,134
         Less accumulated depreciation
           and amortization               42,702,472   39,430,308
                                        ------------  -----------
                                        $157,861,373  164,701,826
                                        ============  ===========

D.  PROPERTIES AND RELATED ACCUMULATED DEPRECIATION AND
AMORTIZATION AND
        MORTGAGES PAYABLE

  A summary of all of the Company's properties and related mortgages payable at December 31, 1996 follows:

                                           Accumulated
                    Cost of             Depreciation
Classi-   Mortgages   Initial   Subsequent    Total      and
fication   Payable      Cost   Improvements   Cost   Amortization  Net Cost
Shopping
 centers $68,306,762 129,684,216 34,551,697 164,235,913 33,805,424 130,430,489
Bowling
 centers        -      2,200,106     71,706   2,271,812  1,057,612   1,214,200
Office
 buildings 1,903,733  26,415,163  4,198,038  30,613,201  6,709,370  23,903,831
Other rental
 properties     -      2,173,695    718,126   2,891,821    817,390   2,074,431
Other property  -        551,098       -        551,098    312,676     238,422
         ---------------------------------------------------------------------
Operating
 proper-
 ties     70,210,495 161,024,278 39,539,567 200,563,845 42,702,472 157,861,373
Development
 operations     -      2,866,625       -      2,866,625       -      2,866,625
Property held for
  development
  or sale       -      6,828,311       -      6,828,311       -      6,828,311
         ---------------------------------------------------------------------
         $70,210,495 170,719,214 39,539,567 210,258,781 42,702,472 167,556,309

=====================================================================

  Mortgages payable aggregating $70,210,495 at December 31, 1996 bear interest rates ranging from 7.55% to 10.375% and mature in installments through 2011. Aggregate annual principal payments applicable to mortgages payable for the five years subsequent to December 31, 1996 are:

                  1997  $   869,585
                  1998   14,581,517
                  1999      832,771
                  2000      906,214
                  2001    2,541,235
           Thereafter   $50,479,173
                        ===========



                                       31
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.  DEVELOPMENT OPERATIONS

  Development operations consist of the following:

                                            December 31,
                                         1996        1995
    Land                             $1,088,832         -
    Construction in progress          1,164,937    1,225,844
    Pre-construction costs              612,856      284,700
                                     ----------    ---------
                                     $2,866,625    1,510,544
                                     ==========    =========

  Development operations are transferred to operating property costs when a project is completed, at which time depreciation and amortization commences. Consruction period interest cost capitalized during 1996 and 1995 was approximately $104,000 and $570,000, respectively.

F.  NOTES AND ACCOUNTS RECEIVABLE

  The Company performs credit evaluations of prospective new tenants and requires security deposits where appropriate. Tenants compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on an analysis of the risk of loss on specific tenants, historical trends, and other relevant information. Management believes adequate provision has been made for the Company's credit risk for all receivables.


G.  DEFERRED FINANCING COSTS
  Deferred financing costs consist of the following:

                                                            December 31,
                                                          1996       1995
       Deferred costs related to convertible
         debentures                                    $2,409,533  3,062,253
       Deferred costs of line of credit                   296,987    263,409
       Deferred costs related to operating
         properties                                      1,910,481  1,852,598
                                                        ---------  ---------
                                                        4,617,001  5,178,260
       Less accumulated amortization                    2,178,818  1,963,104
                                                         ---------  ---------
       Deferred financing costs                        $2,438,183  3,215,156
                                                        =========  =========

H.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following:

                                                             December 31,
                                                           1996       1995
          Trade accounts payable                       $2,177,870  1,600,118
          Retainage on construction in progress           173,072    635,558
          Accrued debenture interest                    1,049,598  1,333,994
          Other accrued expenses                        1,118,048  1,035,178
                                                        ---------  ---------
                                                       $4,518,588  4,604,848
                                                        =========  =========

I.  NOTES PAYABLE
  Notes payable consist of the following:

                                                            December 31,
                                                           1996       1995
           Line of credit                             $16,400,000 21,500,000
           Note payable, bearing interest at 8.71%           -        30,143
                                                       ---------- ----------
                                                      $16,400,000 21,530,143
                                                       ========== ==========

  The Company has an agreement with its primary bank that provides for a $40,000,000 secured line of credit. The agreement provides that as long as the Company is in compliance with all loan covenants, the loan maturity date, which at December 31, 1996 was December 31, 1999, will be extended one year automatically each year. Under the agreement, the Bank must give the Company two years notice should it decide to termiate the loan. Availability under the agreement is determined by the amount of collateral provided. At December 31, 1996, $40,000,000 was fully collateralized. The line bears interest at the prime rate. However, the Company has the option to fix the rate at LIBOR plus 1.125% for fixed periods from three to nine months. A stand-by fee is required by the bank for any unused portion of the line. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth, and other requirements, among which is the requirement that the Company maintain its status as a REIT, and other normal conditions consistent with bank lines of credit.

                                                     Continued


                                       32
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. NOTES PAYABLE - Continued

  At December 31, 1996, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $494,021, was $23,106,000. The maximum level of borrowings under the line of credit was $21,500,000, $32,000,000 and $20,100,000 in 1996, 1995 and 1994, respectively. The average amounts of borrowings were approximately $11,710,000, $17,534,000, and $6,131,000, with weighted average interest rates approximating 7.1%, 7.8%, and 6.5%, in 1996, 1995 and 1994, respectively. The weighted average interest rate at December 31 was 6.9%, 7.8%, and 8.1% in 1996, 1995, and 1994, respectively.

J.  CONVERTIBLE SUBORDINATED DEBENTURES

  Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September, 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In 1996, $12,785,000 in debentures were converted to 1,217,610 common shares of beneficial interest. In 1995, $20,000 in debentures were converted to 1,904 common shares of beneficial interest. The balance of the debentures, at December 31, 1996, of $47,195,000, convertible at $10.50 per share, if fully converted, would produce an additional 4,494,762 shares. Costs associated with the issuance of the debentures were approximately $2,410,000 at December 31, 1996 and are being amortized through 2003. The debentures are redeemable by the Company at any time on or after September 15, 1996, or at any time for certain reasons intended to protect the Company's REIT status, at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. In January, 1997, $1,098,000 in debentures were converted to 104,560 common shares of beneficial interest reducing the balance of debentures to $46,097,000.

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

  A REIT will generally not be subject to federal income taxation for the portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and certain of its subsidiaries in the accompanying consolidated financial statements. At December 31, 1996, the income tax bases of the Company's assets and liabilities were approximately $153,000,000 and $ 141,000,000, respectively.

 L. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLAN

  Preferred Shares
   At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1996, none of these shares were issued and outstanding.

  MART Incentive Stock Option Plans
   MART has an Omnibus Share Plan, (Plan), under which Trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994, the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at December 31, 1996, totaling 254,332, allow holders to purchase one share of MART stock for $10.50 per share. All outstanding stock options were vested and exercisable at December 31, 1996. The closing price of MART shares at December 31, 1996 was $11.25 per share. No options were exercised during the period ended December 31, 1996 and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 15,962 in additional weighted average shares for the year ended December 31, 1996.

                                              Continued


                                       33
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. SHAREHOLDERS' EQUITY AND STOCK COMPENSATION PLAN - Continued
  MART Incentive Stock Option Plans - Continued

   On September 14, 1995, the Company authorized the availability of 180,000 shares for a new plan, the 1995 Stock Option Plan (New Plan). The New Plan granted options to purchase a number of shares equal to approximately 56% of the number awarded under the Plan, or 141,300. As options vest, they are priced at the market price on the close of business at that date. One third of the stock options, or 47,100, vested on September 30, 1995, exercisable at $8.9375 per share. An additional third of the options, or 47,100, vested on September 30, 1996, exercisable at $9.75 per share. The balance of the options will vest on September 30, 1997, to be priced at the market price on the close of business at that date. No options have been exercised and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 16,955 in additional weighted average shares for the year ended December 31, 1996.

   The Company applies the intrinsic value method in accounting for stock options and no compensation cost has been recognized for the issuance of options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, it would not have a material impact on the Company's net earnings or net earnings per share for 1996 and 1995.

  Supplemental Pro Forma Earnings Per Share
   If the debenture conversions during 1996 and 1995 had taken place at January 1, 1994, primary net earnings per share would have been $.60, $.64 and $.52 for 1996, 1995 and 1994, respectively.

  Acquisition of Outstanding Shares
   On February 14, 1995, the Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately 310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share. On February 12, 1996 the Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000. During the year ended December 31, 1996 the Company purchased an additional 8,618 shares at an average cost of $9.45 per share.

M.  COMMITMENTS

  Lease Commitments
  Minimum rental commitments for operating land leases as of December 31, 1996 are as follows:

                  1997                   $   576,000
                  1998                       576,000
                  1999                       576,000
                  2000                       576,000
                  2001                       576,000
            Thereafter                    21,867,000
                                          ----------
            Total                        $24,747,000
                                          ==========

  Certain of the leases contain renewal or purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $601,000 in 1996, $262,000 in 1995 and $219,000 in
1994.

N.  LEASES

  The Company owns shopping centers and other commercial property which are leased, generally on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases are as follows:

                 1997                  $ 25,889,000
                 1998                    23,471,000
                 1999                    20,897,000
                 2000                    18,601,000
                 2001                    16,081,000
           Thereafter                   129,703,000
                                        -----------
           Total                       $234,642,000
                                        ===========

    The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,012,000 in 1996, $1,246,000, in 1995 and $1,206,000 in 1994. On a prospective basis, no more than 3% of rental revenue is derived from any one tenant, except Giant Food of Maryland, which is approximately 11% of rental revenue. Giant Food minimum lease payments represent approximately 14% for the years 1997 through 2001 and 41% thereafter of the total minimum lease payments above. The 41% percentage of total minimum lease payments is high due to the fact that Giant Food leases contain long lease terms compared with other major tenants who use renewal option terms. Renewal option minimum lease payments are not included in the totals above.


                                       34
PAGE

               MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

O.  OTHER INCOME

    Other income consists of the following:

                                   Years Ended December 31,
                                1996         1995           1994
   Interest and dividends     $484,428      757,905        727,249
   Miscellaneous               225,149      269,430        149,873
                             -------------------------------------
                              $709,577    1,027,335        877,122
                             =====================================

P.  GAIN ON LIFE INSURANCE PROCEEDS

    In January, 1995, the Company received $1,002,000 in life insurance proceeds as a result of the death of a former BTR general partner and officer.

Q.  GAIN (LOSS) ON PROPERTIES

    Gain (loss) on properties consists of the following:

                                         Years Ended December 31,
                                    1996           1995            1994
    Gain (loss) on sales of
     operating properties       $ 720,916        (257,731)      1,121,774
    Gain (loss) on sales of properties
     held for sale, net           293,583         (22,631)         81,313
    Valuation allowance for loss on
     property under contract     (713,900)           -               -
                                 ---------       ---------      ----------
                                $ 300,599        (280,362)      1,203,087
                                 =========       =========      ==========

    The net gains on properties held for sale and operating properties include minority interest expense of $96,049 and $21,194, respectively, for the year ended December 31, 1996.

R.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107) requires the Company to disclose estimated fair values for certain on- and off-balance sheet financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments as of December 31, 1996 and 1995.

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

   Mortgages Payable
     The fair value of mortgages payable was based on the discounted value of contractual cash flows. The discount rate for mortgages payable was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of mortgages payable at December 31, 1996 was $70,210,495 and $73,719,000 respectively, and at December 31, 1995 was $62,411,104 and $67,179,000, respectively.

   Convertible Subordinated Debentures
     The fair value of convertible subordinated debentures was based on the discounted value of contractual cash flows. The discount rate for convertible subordinated debentures was estimated using the rate currently offered for borrowings of similar remaining maturities. The carrying amount and estimated fair value of convertible subordinated debentures at December 31, 1996 were $47,195,000 and at December 31, 1995 were $59,980,000 and $60,982,000, respectively.



                                   35
PAGE

ITEM  9
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None

PART III

ITEM 10
Trustees and Executive Officers of the Registrant

  The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 1997 annual meeting of shareholders, is incorporated herein by reference.

   The Executive Officers of MART are as follows:

                                    Position and
       Name                    Age  Business Experience
       LeRoy E. Hoffberger      71  Chairman of the Board of MART since
                                    September, 1993.Director of BTR from 1963
                                    to September 1993.President of CPC, Inc.,
                                    President and Director of Keystone Realty
                                    Co., Vice President and Director of MP
                                    Commercial Inc., Director of the
                                    following public mutual funds - Davis New
                                    York Venture Fund and eight other public
                                    mutual funds also advised by Davis
                                    Selected Advisors, L.P., President and
                                    Director of the Hoffberger Foundation,
                                    Vice President and Director of Hoffberger
                                    Family Fund.

       F. Patrick Hughes        49  President, Principal Executive Officer,
                                    and CEO of MART since September, 1993.
                                    President of BTR from November, 1990 to
                                    September, 1993. Senior Vice President BTR
                                    from May, 1989 to November, 1990. Vice
                                    President, Controller and Secretary of BTR
                                    for more than five years.

       Paul F. Robinson         43  Executive Vice President of MART since
                                    March, 1996.Vice President of MART since
                                    September, 1993. Vice President of BTR
                                    from May, 1992 to September, 1993.
                                    Secretary and General Counsel of MART
                                    since September, 1993. Secretary and
                                    General Counsel of BTR from May 1989 to
                                    September, 1993; General Counsel since
                                    August, 1985.

       Paul G. Bollinger        37  Vice President of MART since March, 1996.
                                    Controller and Principal Financial
                                    Officer of MART since September, 1993.
                                    Controller of BTR since June, 1992.
                                    Assistant Treasurer & Assistant Secretary
                                    since May, 1992 Principal Financial
                                    Officer of Financial Associates of
                                    Maryland, (BTR Related Residential
                                    development partnership), for more than
                                    five years.

       Eugene T. Grady          48  Treasurer of MART since September, 1993.
                                    Treasurer of BTR since May, 1989.


   Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his successor is duly elected and qualified.

ITEM 11  Executive Compensation

   The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1997 annual meeting of shareholders.


                                   36
PAGE

ITEM 12
   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1997 annual meeting of shareholders.

ITEM 13
    Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Registrant's Proxy Statement filed with respect to the 1997 annual meeting of shareholders.

PART IV

ITEM 14
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements
         The following financial statements of Mid-Atlantic Realty Trust and
          Subsidiaries are included in Part II Item 8:
              Independent auditors' report
              Consolidated balance
                sheets at December 31, 1996 and 1995
              Consolidated statements of operations for
                the years ended December 31, 1996, 1995, and 1994
              Consolidated statements of shareholders' equity
                for years ended December 31, 1996, 1995 and 1994
              Consolidated statements of cash flows for
                the years ended December 31, 1996, 1995 and 1994
              Notes to consolidated financial statements
         (a) 2. Financial Statement Schedule
                 Schedule III - Real estate and accumulated
                  depreciation and amortization
         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
         (a) 3.   Exhibits
         Exhibit No.
            3.  Articles of Incorporation and by-laws.
                   None.
            4.  Instrument Defining the Right of Shareholders.
                   None.
            9.  Voting Trust Agreement.
                   None.
           11.  Computations of net earnings per common share.
                  Filed thru EDGAR.
           12.  Statement re:  computation of ratios.
                  Filed thru EDGAR.
           13.  Annual Report to Shareholders.
                  Not applicable.
           18.  Letter regarding change in accounting principles.
                  Not applicable.
           19.  Previously unfiled documents.
                  Not applicable.
           21.  List of subsidiaries of registrant.
                  Filed herewith
           22. Published report regarding matters submitted to vote of security holders.
                  Not applicable.
           23.  Consents of experts and counsel.
                  Filed thru EDGAR.
           24.  Power of Attorney.
                  Not applicable.
           27.  Financial Data Schedule
                  Filed thru EDGAR.
           28.  Additional exhibits.
                  Not applicable.

          (b)   Reports on Form 8-K.
                   None.

                                       37
PAGE

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                                                            Cost capitalized
                                                               subsequent
Year ended                         Initial cost to Company   to acquisition
December 31, 1996
                    Mortgages                Buildings and
Description          Payable        Land      Improvements    Improvements
Shopping Centers
Harford Mall        $19,537,860     599,031     8,457,331      18,929,267
Owings Mills         12,920,171   4,381,666     9,547,434            -
Shoppes at Easton     7,597,450   2,600,000    10,379,069          13,633
Brandywine Commons         -           -       12,244,289            -
Smoketown Plaza            -        516,312    10,095,077         660,780
Colonie Plaza              -      1,137,567     7,755,095         602,073
Columbia Plaza             -        999,739     6,887,711       1,478,763
Spotsylvania Crossing      -      1,544,314     6,600,616         269,868
Skyline Village       5,717,485     555,295     6,240,003       1,057,408
Page Plaza                 -        496,404     5,777,369         145,030
York Road Plaza       8,625,428   1,562,382     2,102,575       2,690,577
Plaza Del Rio              -      1,291,325     3,938,734         414,704
Sudley Towne Plaza         -        789,881     3,736,837         480,681
Burke Town Plaza      7,128,851        -        2,936,134       1,764,063
Rosedale Plaza        1,829,811   1,024,712     3,217,926         306,128
Wilkens Beltway Plaza 4,949,706        -        3,601,891         693,854
Timonium Shopping Ctr      -           -        4,031,809         246,212
Rolling Road Plaza         -        338,791     1,632,268       2,072,581
Patriots Plaza             -           -        1,709,846         524,890
Union Hills Plaza          -        274,920       679,863         150,982
                     -----------------------------------------------------
                     68,306,762  18,112,339   111,571,877      32,501,494
Office Buildings
Gateway II                 -        364,982    12,376,977       1,741,129
Gateway I                  -         82,396     8,271,751       1,443,050
Patriots Plaza             -           -        1,522,943         243,773
Wilkens Office II     1,903,733        -        1,644,370         272,797
Wilkens Office I           -           -        1,383,102         363,890
Wilkens Office III         -           -          768,642         133,399
                     -----------------------------------------------------
                      1,903,733     447,378    25,967,785       4,198,038
Bowling Centers
Freestate                  -        180,025       740,082           2,719
Waldorf                    -        243,139       579,096           5,690
Clinton                    -           -          457,764          63,297
                     ------------------------------------------------------
                           -        423,164     1,776,942          71,706


                                                    (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                     Cost capitalized subsequent    Amount at which carried
Year ended                  to acquisition             at close of period
December 31, 1996
                          Carrying Costs       Land   Buildings and    Total
Description             Land   Improvements           Improvements
Shopping Centers
Harford Mall            -            -       599,031   27,386,598   27,985,629
Owings Mills            -            -     4,381,666    9,547,434   13,929,100
Shoppes at Easton       -            -     2,600,000   10,392,702   12,992,702
Brandywine Commons      -            -          -      12,244,289   12,244,289
Smoketown Plaza         -            -       516,312   10,755,857   11,272,169
Colonie Plaza           -            -     1,137,567    8,357,168    9,494,735
Columbia Plaza       203,353         -     1,203,092    8,366,474    9,569,566
Spotsylvania Crossing   -            -     1,544,314    6,870,484    8,414,798
Skyline Village         -            -       555,295    7,297,411    7,852,706
Page Plaza              -            -       496,404    5,922,399    6,418,803
York Road Plaza         -            -     1,562,382    4,793,152    6,355,534
Plaza Del Rio           -        (713,900) 1,291,325    3,639,538    4,930,863
Sudley Towne Plaza      -            -       789,881    4,217,518    5,007,399
Burke Town Plaza        -            -          -       4,700,197    4,700,197
Rosedale Plaza          -            -     1,024,712    3,524,054    4,548,766
Wilkens Beltway Plaza475,481    2,923,200    475,481    7,218,945    7,694,426
Timonium Shopping Ctr   -            -          -       4,278,021    4,278,021
Rolling Road Plaza      -        (837,931)   338,791    2,866,918    3,205,709
Patriots Plaza          -            -          -       2,234,736    2,234,736
Union Hills Plaza       -            -       274,920      830,845    1,105,765
                    ----------------------------------------------------------
                     678,834    1,371,369 18,791,173  145,444,740  164,235,913

Office Buildings
Gateway II                                   364,982   14,118,106   14,483,088
Gateway I                                     82,396    9,714,801    9,797,197
Patriots Plaza                                  -       1,766,716    1,766,716
Wilkens Office II                               -       1,917,167    1,917,167
Wilkens Office I                                -       1,746,992    1,746,992
Wilkens Office III                              -         902,041      902,041
                    ----------------------------------------------------------
                        -            -       447,378   30,165,823   30,613,201
Bowling Centers
Freestate                                    180,025      742,801      922,826
Waldorf                                      243,139      584,786      827,925
Clinton                                         -         521,061      521,061
                   -----------------------------------------------------------
                        -            -       423,164    1,848,648    2,271,812


                                                    (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                                                             Life on which
Year ended                                                   depreciation on
December 31, 1996                                             latest income
                      Accumulated     Date of       Date      statement is
Description           Depreciation  Construction  Acquired     computed
Shopping Centers
Harford Mall          10,398,808       12/73                    5-50 yrs.
Owings Mills             221,799       12/95                    5-50 yrs.
Shoppes at Easton        522,534                     9/94       5-50 yrs.
Brandywine Commons       452,693                    11/95       5-50 yrs.
Smoketown Plaza        2,932,879        4/87                    5-50 yrs.
Colonie Plaza          2,221,978       12/87                    5-50 yrs.
Columbia Plaza         2,123,583        6/88                    5-50 yrs.
Spotsylvania Crossing  1,966,735        5/87                    5-50 yrs.
Skyline Village        1,859,118        5/88                    5-50 yrs.
Page Plaza               916,765        8/91                    5-50 yrs.
York Road Plaza        1,200,663                     11/85      5-50 yrs.
Plaza Del Rio            817,161        2/89                    5-50 yrs.
Sudley Towne Plaza     1,348,468        7/84                    5-50 yrs.
Burke Town Plaza       1,903,156     7/79-7/82                  5-50 yrs.
Rosedale Plaza           624,436                     10/89      5-50 yrs.
Wilkens Beltway Plaza  1,496,013        5/81                    5-50 yrs.
Timonium Shopping Ctr    382,836                     10/93      5-50 yrs.
Rolling Road Plaza     1,145,113        6/73                    5-50 yrs.
Patriots Plaza           928,999        6/84                    5-50 yrs.
Union Hills Plaza        341,687       11/83                    5-50 yrs.
                  --------------
                      33,805,424
Office Buildings
Gateway II             2,391,555        7/89                    5-50 yrs.
Gateway I              2,565,397        4/87                    5-50 yrs.
Patriots Plaza           564,505        8/85                    5-50 yrs.
Wilkens Office II        466,150        1/87                    5-50 yrs.
Wilkens Office I         567,036        1/85                    5-50 yrs.
Wilkens Office III       154,727        1/91                    5-50 yrs.
                -----------------
                       6,709,370
Bowling Centers
Freestate                562,285        3/78                    5-50 yrs.
Waldorf                  230,235        3/79                    5-50 yrs.
Clinton                  265,092        8/71                    5-50 yrs.
                ------------------
                       1,057,612

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                                                            Cost capitalized
                                                               subsequent
Year ended                         Initial cost to Company   to acquisition
December 31, 1996
                    Mortgages                Buildings and
Description          Payable        Land      Improvements    Improvements
(Continued)
Other Rental Properties
Business Center         -         395,536      1,190,692        59,404
Southwest               -            -           283,039       608,662
Waldorf Firestone       -           9,261        161,543         4,911
Ocean City              -            -           133,624          -
                   ---------------------------------------------------------
                        -         404,797      1,768,898       672,977

Development Operations  -            -         2,866,625          -

Property Held           -       6,828,311           -             -


Other Property          -            -           551,098          -
                   --------------------------------------------------------
                   $70,210,495 26,215,989    144,503,225    37,444,215
                   ========================================================























                                                (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                     Cost capitalized subsequent    Amount at which carried
Year ended                  to acquisition             at close of period
December 31, 1996
                          Carrying Costs       Land    Buildings and    Total
Description             Land   Improvements            Improvements
(Continued)
Other Rental Properties
Business Center           -         -          395,536   1,250,096   1,645,632
Southwest               45,149      -           45,149     891,701     936,850
Waldorf Firestone         -         -            9,261     166,454     175,715
Ocean City                -         -             -        133,624     133,624
                     ---------------------------------------------------------
                        45,149      -          449,946   2,441,875   2,891,821

Development Operations    -         -             -      2,866,625   2,866,625

Property Held             -         -        6,828,311        -      6,828,311


Other Property            -         -             -        551,098     551,098
                     ---------------------------------------------------------
                       723,983 1,371,369    26,939,972 183,318,809 210,258,781
                     =========================================================




















                                                (Continued)

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                                                             Life on which
Year ended                                                   depreciation on
December 31, 1996                                             latest income
                      Accumulated     Date of       Date      statement is
Description           Depreciation  Construction  Acquired     computed
(Continued)
Other Rental Properties
Business Center          222,012        4/90                     5-50 yrs.
Southwest                465,559        4/68                     5-50 yrs.
Waldorf Firestone         64,120        9/78                     5-50 yrs.
Ocean City                65,699                    12/87        5-50 yrs.
                   -------------
                         817,390

Development Operations      -          91-96

Property Held               -        7/73-12/96


Other Property           312,676                  9/82-12/96     3-10 yrs.
                   -------------
                      42,702,472
                   =============

                     MID-ATLANTIC REALTY TRUST & SUBSIDIARIES
       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION  - Continued

(1) The changes in total cost of properties for the three years ended December 31, 1996 are as follows:

                                             Years ended December 31,
                                        1996           1995          1994
Balance beginning of year           $213,822,056   191,497,142   171,661,868
Additions during year:
  Acquisitions                         3,126,553    12,244,289    18,051,765
  Improvements                         1,498,868     2,356,780     2,159,354
  Development operations               4,715,773    15,685,170     1,986,458
                                   ------------------------------------------
                                       9,341,194    30,286,239    22,197,577
Deductions during year:
  Valuation allowance for loss          (713,900)         -             -
  Cost of real estate sold           (11,965,663)   (6,292,793)   (2,304,214)
  Retirements and disposals             (224,906)   (1,668,532)      (58,089)
                                   ------------------------------------------
                                     (12,904,469)   (7,961,325)   (2,362,303)
                                   ------------------------------------------
Balance end of year                 $210,258,781   213,822,056   191,497,142
                                   ==========================================

(2) The changes in accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                          Years ended December 31,
                                     1996          1995            1994
 Balance beginning of year      ($39,430,308)   (36,448,969)    (32,650,352)
 Depreciation and amortization    (5,413,737)    (4,983,617)     (4,549,782)
 Retirements, disposals and sales  2,141,573      2,002,278         751,165
                                --------------------------------------------
 Balance end of year            ($42,702,472)   (39,430,308)    (36,448,969)
                                ============================================

(3) The aggregate basis of properties for Federal income tax purposes is approximately $147,000,000 at December 31, 1996.
(4)  See Item 2 for geographic location of properties.
(5)  Freestate includes 1 bowling center in Illinois.

EXHIBIT 21.  PARENT AND SUBSIDIARIES OF REGISTRANT

  The subsidiaries of MART are listed below. All are engaged in the ownership and/or development of commercial or residential real estate in the United States. All are included in the consolidated financial statements filed as part of this Annual Report.


                                         State of
                                       Incorporation
Name                                   or Formation         Interest
CORPORATIONS:
BTR Arkor, Inc.                          Maryland             100%
BTR Atlanta Daycare, Inc.                Maryland             100%
BTR Business Center, Inc.                Maryland             100%
BTR Chandler, Inc.                       Maryland             100%
BTR East Greenbush, Inc.                 Maryland             100%
BTR Fallston Corner, Inc.                Maryland             100%
BTR Free State Bowls, Inc.               Maryland             100%
BTR Gateway, Inc.                        Maryland             100%
BTR Holdings, Inc.
  (Formerly Diamond Alley, Inc.)         Maryland             100%
BTR Manassas, Inc.                       Maryland             100%
BTR Marigot, Inc.                        Maryland             100%
BTR Marina, Inc.                         Maryland             100%
BTR McClintock, Inc.                     Maryland             100%
BTR New Ridge, Inc.                      Maryland             100%
BTR Northwood Properties, Inc.           Maryland             100%
BTR Odenton Properties, Inc.             Maryland             100%
BTR Ray Road, Inc.                       Maryland             100%
BTR Real Estate Enterprises, Inc.        Maryland             100%
BTR Salisbury, Inc.                      Maryland             100%
BTR Southdale, Inc.                      Maryland             100%
BTR Union Hills, Inc.                    Maryland             100%
BTR Waldorf Development Corporation      Maryland             100%
BTR Waldorf Tire, Inc.                   Maryland             100%
BTR Yuma, Inc.                           Maryland             100%

                                            (Continued)

                                      State of
Name                                Incorporation
CORPORATIONS:                        or Formation           Interest

Burke Town Plaza, Inc.                 Maryland               100%
Brandywine Commons, Inc.               Maryland               100%
Clinton Development Company, Inc.      Maryland               100%
Colonie Plaza, Inc.                    Maryland               100%
Columbia Plaza, Inc.                   Maryland               100%
Commonwealth Plaza, Inc.               Maryland               100%
Concourse Realty Management, Inc.      Maryland               100%
Davis Ford Properties, Inc.            Maryland               100%
Essanwy, Inc.                          Maryland               100%
Easton Shoppes, Inc.                   Maryland               100%
Fredericksburg Plaza, Inc.             Maryland               100%
Greenbush Residential, Inc.            Maryland               100%
Harrisonburg Plaza, Inc.               Maryland               100%
Kingston Crossing, Inc.                Maryland               100%
MART Acquisitions, Inc.                Maryland               100%
New Town Village, Inc.                 Maryland               100%
North East Station, Inc.               Maryland               100%
Orchard Landing Apartments, Inc.       Maryland               100%
Orchard Landing Limited, Inc.          Maryland               100%
Page Plaza Associates, Inc.            Maryland               100%
Park Sedona, Inc.                      Maryland               100%
Rolling Road Plaza, Inc.               Maryland               100%
Rosedale Partners, Inc.                Maryland               100%
Rosedale Plaza, Inc.                   Maryland               100%
Route 642 Properties, Inc.             Maryland               100%
Sedona Sewer, Inc.                     Maryland               100%
Southdale Mortgage Inc.                Maryland               100%
Southwest Development Properties, Inc. Maryland               100%
Timonium Shopping Center, Inc.         Maryland               100%
Wake Plaza, Inc.                       Maryland               100%
Wyaness, Inc.                          Maryland               100%


  The following are partnerships in which Mid-Atlantic Realty Trust, BTR Realty, Inc. or Financial Associates of Maryland have partnership interests:

                                      State of
                                    Incorporation
Name                                 or Formation       Interest
Arizona & Warner Limited Partnership  Maryland             50%
BBG Joint Venture                     Maryland             93%
BBG Properties Limited Partnership    Maryland             93%
Fredericksburg Plaza Limited
             Partnership              Maryland             93%
Gateway International Limited
             Partnership              Maryland            100%
Harbour Island Associates             Maryland            100%
Kensington Associates                 Maryland             93%
Northwood Limited Partnership         Maryland             67%
Rosedale Plaza Limited Partnership    Maryland            100%
Route 642 Limited Partnership         Maryland             93%
Scotia Associates Limited Partnership Maryland             50%
Southdale Limited Partnership         Maryland             50%
Union Hills Limited Partnership       Maryland             50%
Wyaness Associates                    Maryland            100%

                                  41
PAGE

SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     MID-ATLANTIC REALTY TRUST

Date         3/24/97                 /s/s F. Patrick Hughes
                                     F. Patrick Hughes, President



SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Date:         3/26/97            /s/s LeRoy E. Hoffberger
                                 LeRoy E. Hoffberger, Chairman

Date:         3/24/97            /s/s F. Patrick Hughes
                                 F. Patrick Hughes, Trustee, Principal
                                         Executive Officer

Date:         3/24/97            /s/s Paul G. Bollinger
                                 Paul G. Bollinger, Controller, Principal
                                         Financial Officer

Date:         3/24/97            /s/s Eugene T. Grady
                                 Eugene T. Grady, Treasurer

Date:         3/26/97            /s/s Robert A. Frank
                                 Robert A. Frank, Trustee

Date:         3/26/97            /s/s Marc P. Blum
                                 Marc P. Blum, Trustee

Date:         3/26/97            /s/s M. Ronald Lipman
                                 M. Ronald Lipman, Trustee

Date:         3/25/97            /s/s Stanley J. Moss, Esquire
                                 Stanley J. Moss, Esquire, Trustee

Date:         3/26/97            /s/s Daniel S. Stone
                                 Daniel S. Stone, Trustee

Date:         3/26/97            /s/s David F. Benson
                                 David F. Benson, Trustee