Form 10-Q
period 1997-03-31
MID ATLANTIC REALTY TRUST
filed 1997-04-25
CIK 909298

                                 FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             March 31, 1997

Commission File Number:        1-12286

                   MID-ATLANTIC REALTY TRUST
          (Exact name of registrant as specified in its charter)

           MARYLAND                                 52-1832411
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

 1302 Concourse Drive, Suite 204, Linthicum                     21090
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

                             YES    X            NO

8,024,705 Common Shares were outstanding as of April 17, 1997.

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

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                As of
                                        March 31,   December 31,
                                          1997         1996
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 200,025,460   200,563,845
  Less accumulated depreciation and
      amortization ...................   43,752,055    42,702,472
                                       ------------- -------------
                                        156,273,405   157,861,373
  Development operations .............    4,721,736     2,866,625
  Property held for development or sale   6,828,311     6,828,311
                                        ------------ -------------
                                        165,343,321   174,391,748

Cash and cash equivalents  ...........    1,118,401     1,013,838
Notes and accounts
  receivable - tenants and other......      733,282     1,373,113
Prepaid expenses and deposits  .......      385,207       896,798
Deferred financing costs .............    2,089,145     2,438,183
                                        ------------ -------------
                                      $ 172,149,487   173,278,241
                                        ============ =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses$   3,538,687     4,518,588
 Notes payable .......................   17,500,000    16,400,000
 Mortgages payable ...................   70,000,160    70,210,495
 Convertible subordinated debentures..   39,534,000    47,195,000
 Deferred income......................      896,394       984,261
 Minority interest in
   consolidated joint ventures .......    2,873,788     3,158,595
                                        ------------ -------------
                                        134,343,029   142,466,939
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -             -

  Common shares of beneficial interest,
    $.01 par value, authorized
    100,000,000, issued
    and outstanding, 7,954,707 and
    7,225,103, respectively ..........       79,547        72,251
  Additional paid-in capital..........   60,036,933    52,635,713
  Distributions in excess of accumulated
         earnings ....................  (22,310,022)  (21,896,662)
                                        ------------  ------------
                                         37,806,458    30,811,302
                                        ------------  ------------
                                       $172,149,487   173,278,241
                                        ============  ============

        See accompanying notes to consolidated financial statements.

                        MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                             (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                              1997        1996
REVENUES:
  Rentals ............................$     6,945,245   6,443,485
  Tenant recovery ....................      1,201,912   1,203,437
  Other ..............................         57,611     259,798
                                          ------------ -----------
                                            8,204,768   7,906,720
COSTS AND EXPENSES:
  Interest  ..........................      2,776,041   3,165,836
  Depreciation and amortization
    of property and improvements .....      1,393,993   1,333,933
  Operating  .........................      2,118,187   2,045,412
  General and administrative .........        572,654     470,766
                                          ------------ -----------
                                            6,860,875   7,015,947

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      1,343,893     890,773
Minority interest expense ............        (67,273)   (178,968)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............      1,276,620     711,805

Gain on properties ...................         75,173     521,716
                                          ------------ -----------

NET EARNINGS .........................$     1,3517931   1,233,521
                                          ============ ===========


NET EARNINGS PER SHARE ...............$          0.18        0.20
                                          ============ ===========

See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)

                                        Three Months Ended March 31,
                                            1997          1996
Cash flows from operating activities:
  Net earnings .......................$   1,351,793     1,233,521
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....    1,393,993     1,333,933
    Gain on properties ...............      (75,173)     (521,716)
    Minority interest in earnings, net       67,273       178,968
    Changes in operating assets and liabilities:
     Decrease in operating assets ....    1,151,422       404,164
     Decrease in operating
      liabilities ....................   (1,067,768)   (1,986,260)
                                        ------------   -----------
        Total adjustments ............   (1,469 747)     (590,911)
                                        ------------    ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .........................    2,821,540       642,610
Cash flows from investing activities:
  Additions to properties ............   (2,445,066)   (1,167,820)
  Proceeds from sales of properties...      934,276     9,404,030
  Receipts from minority partners ....       17,607        25,500
  Payments to minority partners ......     (444,860)     (206,246)
                                        ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES  ........................   (1,938,043)    8,055,464
                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......    8,800,000    19,180,565
  Principle payments on notes payable    (7,700,000)  (29,110,708)
  Proceeds from mortgages payable ....         -       18,900,000
  Principal payments on mortgages
    payable ..........................     (210,335)   (5,587,780)
  Proceeds from construction loan
    payable ..........................         -          194,222
  Principle payments on construction loan
    payable ..........................         -      (10,293,732)
  Additions to deferred finance costs       (11,501)     (175,897)
  Amortization of deferred finance costs    108,227       140,167
  Shares purchased ...................         (172)      (19,154)
  Dividends paid  ....................   (1,765,153)   (1,384,954)
                                        ------------   -----------
NET CASH USED IN FINANCING
          ACTIVITIES .................     (778,934)   (8,157,271)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ...............      104,563       540,803
CASH AND CASH EQUIVALENTS,
 beginning of period  ................    1,013,838       514,386
                                        ------------  ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$   1,118,401     1,055,189

In the first quarter of 1997, $7,661,000 in convertible debentures were converted to 729,604 common shares of beneficial interest decreasing convertible subordinated debentures by $7,661,000, decreasing deferred financing costs by $252,312 and increasing shareholders' equity by $7,408,688. In the first quarter of 1996, $217,000 in convertible debentures were converted to 20,665 common shares of beneficial interest decreasing convertible subordinated debentures by $217,000, decreasing deferred financing costs by $8,278 and increasing shareholders' equity by $208,722.

During the three month periods ended March 31, 1997 and 1996, $24,872 and $35,823, respectively, in interest costs were capitalized as construction period interest in development operations.

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of March 31, 1997 and the consolidated statements of operations for the Company for the three month periods ended March 31, 1997 and March 31, 1996 and the consolidated statements of cash flows for the periods ended March 31, 1997 and March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations have been included. The results of operations for the period ended March
31, 1997 are not necessarily indicative of the operating results for the full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Mid-Atlantic Realty Trust December 31, 1996 Annual Report to Shareholders.

 Certain amounts for 1996 have been reclassified to conform to 1997 presentation.

TENANT RECOVERY REVENUES

 Effective January 1, 1997 the Company changed its reporting of tenant expense recoveries. During the year ended December 31, 1996 and previously, tenant expense recoveries were reported in the operating expense line in the consolidated statements of operations. Manangement believes reporting tenant expense recoveries separately as a component of revenue will provide a better presentation of revenues and expenses. The comparative prior period revenue and operating expense line items have been reclassified to reflect this change.

NET EARNINGS PER SHARE
  Primary net earnings per common share was computed by dividing net earnings by the weighted average number of common share and common share equivalents outstanding for each period. The weighted average number of common shares and common share equivalents for the three month periods ended March 31, 1997 and March 31, 1996 was 7,447,502 and 6,025,489, respectively.

CONVERTIBLE SUBORDINATED DEBENTURES
  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. During the three months ended March 31, 1997, $7,661,000 in debentures were converted to 729,604 common shares of beneficial interest. The balance of the debentures, of $39,534,000, convertible at $10.50 per share, if fully converted, would produce an additional 3,765,143 shares. During the period April 1, 1997 thru April 17, 1997 and additional $735,000 in debentures were converted to 69,998 common shares of beneficial interest reducing the balance of the debentures to $38,799,000.

MART INCENTIVE STOCK OPTION PLANS
 MART has an Omnibus Share Plan, (Plan), under which trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at March 31, 1997, totaling 254,332, allow holders to purchase one share of MART stock for $10.50 per share. All outstanding stock options were vested and exercisable at March 31, 1997. The closing price of MART shares at March 31, 1997 was $11.00 per share. No options were exercised during the period ended March 31, 1997 and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 14,184 in additional weighted average shares for the period ended March 31, 1997.

  On September 14, 1995, the Company authorized the availability of 180,000 shares for a new plan, the 1995 Stock Option Plan(New Plan). The New Plan granted options to purchase a number of shares equal to approximately 56% of the number awarded under the Plan, or 141,300. As options vest, they are priced at the market price on the close of business at that date. One third of the stock options, or 47,100, vested on September 30, 1995, exercisable at $8.9375 per share. An additional third of the options, or 47,100, vested on September 30, 1996, exercisable at $9.75 per share. The balance of the options will vest on September 30, 1997, to be priced at the market price on the close of business at that date. No options have been exercised and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 11,561 in additional weighted average shares for the period ended March 31, 1997.







                                     CONTINUED

                        MID-ATLANTIC REALTY TRUST
         Notes To Consolidated Financial Statements - Continued
                              (UNAUDITED)

ACQUISTION OF OUTSTANDING SHARES
 On February 14, 1995, the MART Board of Trustees approved a stock repurchase plan which authorizes the repurchase of up to approximately
310,000 shares. The Company purchased 277,200 shares during the year ended December 31, 1995 for $2,234,616, at an average cost of $8.06 per share.
On February 12, 1996 the MART Board of Trustees increased by 100,000 the authorized number of shares that may be repurchased up to 410,000. During the year ended December 31, 1996 the Company purchased an additional
8,618 shares at an average cost of $9.45 per share. Under the plan, no shares were purchased during the period ended March 31, 1997.

 During the period ended March 31, 1997, $172 in fractional shares totaling 15 shares were purchased as a result of the debenture conversions during the period.

SHAREHOLDERS' EQUITY
  During the three months ended March 31, 1996, shareholders' equity changed for the following items:
                   -     Net earnings of $1,351,793
                   -     Dividend paid by MART of $1,765,153
                   - Fractional shares purchased by MART of $172 due to the conversion of debentures
                   - Common shares and additional paid-in capital increased by $7,408,688 due to conversion of $7,661,000 in debentures

PORTFOLIO TRANSACTION

 In April, 1997 the Company entered into an agreement to acquire a portfolio of properties from partnerships controlled by the Pechter family in exchange for limited partnership interests in a to-be-formed partnership which will own both the acquired properties and the Company's existing properties. Under the terms of the agreement, the Company may acquire between nine and eleven properties with an aggregate of approximately 1.1 million square feet of space. The properties consist primarily of shopping centers in the Baltimore metropolitan area. The purchase price, over and above the $85 million in debt to be assumed, will be paid in 3.4 million operating partnership units of the to-be-formed MART umbrella partnership real estate investment trust, or UPREIT. The parties have valued the operating partnership units at $13 per unit for this transaction. The acquisition is expected to close before June 30, 1997; however, the transaction is conditional upon completion of due diligence by the Company and various other closing conditions and, accordingly, there can be no assurance that it will be consummated.

Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the Company's results of operations for the three months ended March 31, 1997, with those for the three month ended March 31, 1996.

Comparison of three months ended March 31, 1997 to three months ended March 31, 1996

  Rental revenues increased by $502,000 or 8% to $6,945,000 for the three months ended March 31, 1997 from $6,443,000 for the three months ended March 31, 1996. Owings Mills New Town shopping center and the redevelopment of Harford Mall Annex and York Road Plaza contributed $393,000 in additional revenues for the period. Occupancy and rental rate increases contributed approximately $260,000. The increases were partly offset by $67,000 in rental revenue decreases attributable to the sales in January, 1996 of the Dolton bowling center and the Park Sedona shopping center, the sale in May, 1996 of the Dobson-Guadalupe shopping center and the sale in September, 1996 of the Chandler shopping center. In addition, $84,000 in rental decreases were primarily related to vacancies and lower percentage rents.

  Tenant recovery revenues decreased by $2,000 to $1,202,000 from $1,204,000. The decrease was primarily related to lower than anticipated recoveries at certain properties due to vacancies, partly offset by increased tenant recoveries due to occupancy increases and from the redevelopment of Harford Mall Annex and York Road Plaza and Owings Mills New Town shopping center.

  Other revenues decreased by $202,000 to $58,000 from $260,000 primarily due to lower interest income on partner notes receivable exchanged in July, 1996 for additional partnership interests in several properties.

  As a result of the above changes total revenues increased by $298,000 to $8,205,000 from $7,907,000.

  Interest expense decreased by $390,000 to $2,776,000 from $3,166,000 primarily due to the conversion of debentures, $334,000, and lower interest rates on loans for Columbia and Colonie shopping centers.

  Depreciation and amortization increased by $60,000 to $1,394,000 from $1,334,000 primarily due to depreciation related to the Harford Mall Annex, York Road Plaza and Owings Mills New Town shopping center.

  Operating expenses increased by $73,000 to $2,118,000 from $2,045,000 primarily due to Owings Mills New Town shopping center, Harford Mall Annex and York Road Plaza, partly offset by reduced operating expenses related to property sales and lower snow removal costs.

  General and administrative expenses increased by $102,000 to $573,000 from $471,000 due primarily to increased incentive compensation.

  Minority interest expense decreased by $112,000 to $67,000 from $179,000 due primarily to the acquisition of minority partnership interests in 1996.

  For the three months ended March 31, 1997, earnings from operations increased by $565,000 to $1,277,000 from $712,000. MART also recognized a had a gain on properties of $75,000, (net of minority interest of $75,000). The gain on properties, when combined with earnings from operations, resulted in net earnings of $1,352,000 for the period. For the three months ended March 31, 1996, MART had a gain on properties of $522,000, which when combined with earnings from operations, resulted in net earnings of $1,234,000 for the period.

Cash Flow Comparison
 The following discussion compares the statement of cash flows information for 1997 with the information for 1996.

 Net cash flow provided by operating activities was $2,822,000 and $643,000 in the three months ended 1997 and 1996, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses. In particular, net cash provided by operating activities for 1997 was increased due to these factors.

 Net cash flow from investing activities decreased by $9,993,000, to a net cash flow used in investing activities of $1,938,000 in 1997 from a net cash flow provided by investing activities of $8,055,000 in 1996. The decrease was primarily a result of increased levels of acquisitions and additions to properties in 1997 (primarily due to the Timonium Mall redevelopment project) and a decrease in proceeds from sales of properties.

 Net cash flow used in financing activities decreased by $7,378,000, to $779,000 in 1997 from $8,157,000 in 1996. The decrease was primarily a result of higher levels of principal paydowns in 1996 of $7,607,000, partly offset by an increase in dividends paid of $380,000 in 1997.



                             8
Part II. OTHER INFORMATION
Item 1. Legal Proceedings -   In the ordinary course of business, the Company
is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders is to be held on May 9, 1997. At this time, matters which appeared on the April 11, 1997 proxy statement will be submitted for approval.

Item 5. Other Information -
Summary Financial Data

  The following sets forth summary financial data which has been prepared
by the Company without audit.   Management believes the following data should
be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)

                          Three months ended March 31,
                                1997        1996
Revenues                       $8,205      $7,907

Net earnings                   $1,352      $1,234
Net earnings per share          $0.18       $0.20

OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1) - primary     $2,671      $2,046

FFO - fully diluted (1)        $3,554      $3,263

Weighted average number of
  shares outstanding - primary  7,448       6,025
Weighted average number of shares
  outstanding - fully diluted  11,746      11,717

SELECTED CASH FLOW DATA:

Net cash flow provided by
 operating activities          $2,822         643
Net cash flow (used in) provided
 by investing activities      ($1,938)      8,055
Net cash flow used in financing
 activities                     ($779)     (8,157)

RECONCILIATION OF NET EARNINGS TO FFO - PRIMARY:

Net earnings                    1,352       1,234
     Less: Non Recurring items               -
     Add: Depreciation &
      amortization              1,394       1,334
     Less: Gains on properties    (75)       (522)
                              ----------   --------
(FFO)- primary                  2,046       1,927
                              =========    ========

  (1) Funds from operations as defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) - Funds from operations means net income (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, and gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an alternative to net income as defined by GAAP. The presentation of funds from operations is not normally included in financial statements prepared in accordance with GAAP.

Item 6.  Exhibits and Reports on Form 8-K - None

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      04/25/97                     By:  /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date      04/25/97                     By:   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Vice President and Controller
                                           Principal Financial Officer


















                                           10