Form 10-Q
period 1997-06-30
MID ATLANTIC REALTY TRUST
filed 1997-07-25
CIK 909298

                                 FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             June 30, 1997

Commission File Number:        1-12286

                   MID-ATLANTIC REALTY TRUST
          (Exact name of registrant as specified in its charter)

           MARYLAND                                 52-1832411
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)

 170 West Ridgely Road, Suite 300, Lutherville                   21093
    (Address of principal executive offices)                  (Zip Code)

                      (410) 684-2000
           (Registrant's telephone number, including area code)

 1302 Concourse Drive - Suite 202, Linthicum, MD                 21090
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

                             YES    X            NO

8,293,770 Common Shares were outstanding as of July 21, 1997.

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

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                As of
                                        June 30,    December 31,
                                          1997         1996
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 196,781,150   200,563,845
  Less accumulated depreciation and
      amortization ...................   44,246,351    42,702,472
                                       ------------- -------------
                                        152,534,799   157,861,373
  Development operations .............    8,637,983     2,866,625
  Property held for development or sale   6,752,980     6,828,311
                                        ------------ -------------
                                        167,925,762   167,556,309

Cash and cash equivalents  ...........    2,563,713     1,013,838
Notes and accounts
  receivable - tenants and other......      713,705     1,373,113
Prepaid expenses and deposits  .......       84,446       896,798
Deferred financing costs .............    1,885,289     2,438,183
                                        ------------ -------------
                                      $ 173,172,915   173,278,241
                                        ============ =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses$   4,188,582     4,518,588
 Notes payable .......................   16,000,000    16,400,000
 Construction loan payable ...........    2,829,202          -
 Mortgages payable ...................   69,785,187    70,210,495
 Convertible subordinated debentures..   36,186,000    47,195,000
 Deferred income......................      819,090       984,261
 Minority interest in
   consolidated joint ventures .......    2,731,078     3,158,595
                                        ------------ -------------
                                        132,539,139   142,466,939
Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -             -

  Common shares of beneficial interest,
    $.01 par value, authorized
    100,000,000, issued
    and outstanding, 8,277,867 and
    7,225,103, respectively ..........       82,779        72,251
  Additional paid-in capital..........   63,313,183    52,635,713
  Distributions in excess of accumulated
         earnings ....................  (22,762,186)  (21,896,662)
                                        ------------  ------------
                                         40,633,776    30,811,302
                                        ------------  ------------
                                       $173,172,915   173,278,241
                                        ============  ============

        See accompanying notes to consolidated financial statements.

                        MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                             (UNAUDITED)

                                             Six Months Ended
                                                 June 30,
                                              1997        1996
REVENUES:
  Rentals ............................$    13,760,586  12,907,312
  Tenant recovery ....................      2,489,336   2,355,782
  Other ..............................        147,175     497,171
                                          ------------ -----------
                                           16,397,097  15,760,265
COSTS AND EXPENSES:
  Interest  ..........................      5,362,560   6,298,334
  Depreciation and amortization
    of property and improvements .....      2,749,266   2,670,734
  Operating  .........................      4,223,257   4,228,320
  General and administrative .........      1,134,746     974,677
                                          ------------ -----------
                                           13,469,829  14,172,065

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      2,927,268   1,588,200
Minority interest expense ............       (137,722)   (376,459)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............      2,789,546   1,211,741

Gain on properties ...................         91,172     699,721
                                          ------------ -----------

NET EARNINGS .........................$     2,880,718   1,911,462
                                          ============ ===========


NET EARNINGS PER SHARE ...............$          0.37        0.32
                                          ============ ===========


                        MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                             (UNAUDITED)

                                            Three Months Ended
                                                 June 30,
                                              1997        1996
REVENUES:
  Rentals ............................$     6,815,341   6,463,827
  Tenant recovery ....................      1,287,424   1,152,345
  Other ..............................         89,564     237,373
                                          ------------ -----------
                                            8,192,329   7,853,545
COSTS AND EXPENSES:
  Interest  ..........................      2,586,519   3,132,498
  Depreciation and amortization
    of property and improvements .....      1,355,273   1,336,801
  Operating  .........................      2,105,070   2,182,908
  General and administrative .........        562,092     503,911
                                          ------------ -----------
                                            6,608,954   7,156,118

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      1,583,375     697,427
Minority interest expense ............        (70,449)   (197,491)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............      1,512,926     499,936

Gain on properties ...................         15,999     178,005
                                          ------------ -----------

NET EARNINGS .........................$     1,528,925     677,941
                                          ============ ===========


NET EARNINGS PER SHARE ...............$          0.19        0.11
                                          ============ ===========

See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)

                                          Six Months Ended June 30,
                                           1997          1996
Cash flows from operating activities:
  Net earnings .......................$   2,880,718     1,911,462
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....    2,749,266     2,670,734
    Gain on properties ...............      (91,172)     (699,721)
    Minority interest in earnings, net      137,722       376,459
    Changes in operating assets and liabilities:
     Decrease in operating assets ....    1,471,760     1,212,439
     Decrease in operating
      liabilities ....................     (495,177)   (1,177,684)
                                        ------------   -----------
        Total adjustments ............    3,772 399     2,382,227
                                        ------------    ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .........................    6,653,117     4,293,689
Cash flows from investing activities:
  Additions to properties ............   (8,089,484)   (2,335,536)
  Proceeds from sales of properties...    5,137,111    10,209,536
  Receipts from minority partners ....       17,607        51,000
  Payments to minority partners ......     (658,020)     (407,970)
                                        ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES  ........................   (3,592,786)    7,517,030
                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......   26,200,000    24,680,565
  Principle payments on notes payable   (26,600,000)  (36,210,708)
  Proceeds from mortgages payable ....         -       18,900,000
  Principal payments on mortgages
    payable ..........................     (425,308)   (5,798,094)
  Proceeds from construction loan
    payable ..........................    2,829,202       194,222
  Principle payments on construction loan
    payable ..........................         -      (10,293,732)
  Additions to deferred financing costs     (11,501)     (222,960)
  Amortization of deferred financing costs  204,664       280,945
  Proceeds from exercise of share options    39,026          -
  Shares purchased ...................         (297)      (80,914)
  Dividends paid  ....................   (3,746,242)   (2,782,526)
                                        ------------   -----------
NET CASH USED IN FINANCING
          ACTIVITIES .................   (1,510,456)  (11,333,202)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ...............    1,549,875       477,517
CASH AND CASH EQUIVALENTS,
 beginning of period  ................    1,013,838       514,386
                                        ------------  ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$   2,563,713       991,903
                                        ============  ============

In the first six months of 1997, $11,009,000 in convertible debentures were converted to 1,048,452 common shares of beneficial interest decreasing convertible subordinated debentures by $11,009,000, decreasing deferred financing costs by $359,731 and increasing shareholders' equity by $10,649,269. In the first six months of 1996, $717,000 in convertible debentures were converted to 68,284 common shares of beneficial interest decreasing convertible subordinated debentures by $717,000, decreasing deferred financing costs by $26,780 and increasing shareholders' equity by $690,220.

During the six month periods ended June 30, 1997 and 1996, $81,130 and $65,614, respectively, in interest costs were capitalized as construction period interest in development operations.

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

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of June 30, 1997 and the consolidated statements of operations for the Company for the six and three month periods ended June 30, 1997 and June 30, 1996 and the consolidated statements of cash flows for the periods ended June 30, 1997 and June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

NET EARNINGS PER SHARE
  Primary net earnings per common share was computed by dividing net earnings by the weighted average number of common share and common share equivalents outstanding for each period. The weighted average number of common shares and common share equivalents for the six month periods ended June 30, 1997 and June 30, 1996 was 7,818,154 and 6,036,632, respectively. The weighed average number of common shares and common share equivalents for the three month periods ended June 30, 1997 and June 30, 1996 was 8,175,462 and 6,051,699, respectively.

CONVERTIBLE SUBORDINATED DEBENTURES
  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. During the six months ended June 30, 1997, $11,009,000 in debentures were converted to 1,048,452 common shares of beneficial interest. The balance of the debentures, of $36,186,000, convertible at $10.50 per share, if fully converted, would produce an additional 3,446,286 shares. During the period July 1, 1997 thru July 21, 1997 an additional $167,000,000 in debentures were converted to 15,903 common shares of beneficial interest reducing the balance of the debentures to $36,019,000.

MART INCENTIVE STOCK OPTION PLANS
 MART has an Omnibus Share Plan, (Plan), under which trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. The outstanding stock options at June 30, 1997, totaling 254,332, allow holders to purchase one share of MART stock for $10.50 per share. All outstanding stock options were vested and exercisable at June 30, 1997. The closing price of MART shares at June 30, 1997 was $11.25 per share. No options were exercised during the period ended June 30, 1997 and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 18,071 in additional weighted average shares for the period ended June 30, 1997.

  On September 14, 1995, the Company authorized the availability of 180,000 shares for a new plan, the 1995 Stock Option Plan (New Plan). The New Plan granted options to purchase a number of shares equal to approximately 56% of the number awarded under the Plan, or 141,300. As options vest, they are priced at the market price on the close of business at that date. One third of the stock options, or 47,100, vested on September 30, 1995, exercisable at $8.9375 per share. An additional third of the options, or 47,100, vested on September 30, 1996, exercisable at $9.75 per share. The balance of the options will vest on September 30, 1997, to be priced at the market price on the close of business at that date. In the quarter ended June 30, 1997, 4,312 share options were exercised. Based on the balance of unexercised vested shares of 89,888 and the market value of MART shares, the options, if exercised, would be dilutive producing 15,625 in additional weighted average shares for the period ended June 30, 1997.



                                     CONTINUED

                        MID-ATLANTIC REALTY TRUST
         Notes To Consolidated Financial Statements - Continued
                              (UNAUDITED)

SHAREHOLDERS' EQUITY
  During the six months ended June 30, 1997, shareholders' equity changed for the following items:
                   -     Net earnings of $2,880,718
                   -     Dividend paid by MART of $3,746,242
                   -     Fractional shares purchased by MART of
                         $297 due to the conversion of debentures
                   - Common shares and additional paid-in capital increased by $10,649,269 due to conversion of $11,009,000 in debentures.
                   - Proceeds of $39,026 due to the exercise of 4,312 share options.

ACQUISITION OF JHP COMMERCIAL PROPERTIES
 Effective July 1, 1997 the Company acquired a portfolio of 9 shopping centers and one medical office building in the Baltimore Metropolitan area from family members and affiliates of the Pechter family, (JHP), comprising 1.07 million square feet. At closing of the transaction, MART formed a Maryland limited partnership, MART Limited Partnership, (MLP), of which MART is the general partner and members of JHP were admitted as limited partners. MART assigned to MLP its beneficial interest in the properties owned by MART and its subsidiaries in exchange for a number of units of limited partnership interests, (Units), of MLP equal to the number of outstanding common shares
of beneficial interest of MART.   For the JHP properties, MLP issued to the
members of JHP 3.235 million Units. The acquisition was accounted for using the purchase method. The approximate aggregate fair market value of assets acquired was approximately $121 million subject to the assumed existing mortgage indebtedness with a fair value of approximately $84 million. Under the Agreement of Limited Partnership of MLP, subject to certain restrictions, the Units may be "put" to the partnership for cash at any time after one year following the closing. MART may assume the payment obligation at any time and pay it in cash or, at its option, may substitute common shares of MART on a one-for-one basis.

 The consolidated statements of operation for the three and six months ended June 30, 1997 do not include revenues and expenses related to the acquisition. The Company's pro forma consolidated results of operations for the six months ended June 30, 1997 and 1996, assuming the acquisition of JHP occurred at the beginning of each period, are summarized as follows (in thousands, except per share data)

                                                 1997        1996
Revenues                                        $23,570     22,229

Net Earnings                                    $ 3,017      2,070

Earnings per share                               $ 0.39       0.34

 The pro forma revenues and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated at the beginning of each period or of future results of operations of the combined companies.

Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the Company's results of operations for the six and three months ended June 30, 1997, with those for the six and three months ended June 30, 1996.

Comparison of six months ended June 30, 1997 to six months ended June
30, 1996

  Rental revenues increased by $854,000 or 7% to $13,761,000 for the six months ended June 30, 1997 from $12,907,000 for the six months ended June
30, 1996. Owings Mills New Town shopping center and the redevelopment of Harford Mall Annex and York Road Plaza contributed $700,000 in additional revenues for the period. Occupancy and rental rate increases contributed approximately $404,000. The increases were partly offset by $151,000 in rental revenue decreases attributable to the sales in January, 1996 of the Dolton bowling center and the Park Sedona shopping center, the sale in May, 1996 of the Dobson-Guadalupe shopping center and the sale in September, 1996 of the Chandler shopping center and the sale in March 1997 of the Union Hills shopping center and the sale in May 1997 of the Plaza Del Rio shopping center. In addition, $99,000 in rental decreases were primarily related to vacancies and lower percentage rents.

  Tenant recovery revenues increased by $133,000 to $2,489,000 from $2,356,000. The increased tenant recoveries primarily due to occupancy increases from the redevelopment of Harford Mall Annex and York Road Plaza and higher tenant reserves in 1996.

  Other revenues decreased by $350,000 to $147,000 from $497,000 primarily due to lower interest income on partner notes receivable exchanged in July, 1996 for additional partnership interests in several properties.

  As a result of the above changes total revenues increased by $637,000 to $16,397,000 from $15,760,000.

  Interest expense decreased by $936,000 to $5,362,000 from $6,298,000 primarily due to the conversion of debentures, $813,000, and lower interest rates on loans for Columbia and Colonie shopping centers.

  Depreciation and amortization increased by $78,000 to $2,749,000 from $2,671,000 primarily due to depreciation related to the redevelopment of the Harford Mall Annex.

  Operating expenses decreased by $5,000 to $4,223,000 from $4,228,000 primarily due to reduced operating expenses related to property sales partly offset by increased operating expenses for the redevelopment projects of Harford Mall Annex and York Road Plaza.

  General and administrative expenses increased by $160,000 to $1,135,000 from $975,000 due primarily to increased incentive compensation.

  Minority interest expense decreased by $238,000 to $138,000 from $376,000 due primarily to the acquisition of minority partnership interests in 1996.
  For the six months ended June 30, 1997, earnings from operations increased by $1,578,000 to $2,790,000 from $1,212,000. MART also recognized a had a gain on properties of $91,000, (net of minority interest of $75,000). The gain on properties, when combined with earnings from operations, resulted in net earnings of $2,881,000 for the period. For the six months ended
June 30, 1996, MART had a gain on properties of $699,000, which when combined with earnings from operations, resulted in net earnings of $1,911,000 for the period.

Comparison of three months ended June 30, 1997 to three months ended June 30,
1996

 Rental revenues increased by $351,000 or 5% to $6,815,000 for the three months ended June 30, 1997 from $6,464,000 for the three months ended June 30, 1996. Owings Mills New Town shopping center and the redevelopment of Harford Mall Annex and York Road Plaza contributed $307,000 in additional revenues for the period. Occupancy and rental rate increases contributed approximately $199,000. The increases were partly offset by $104,000 in rental revenue decreases attributable to the sales in January, 1996 of the Dolton bowling center and the Park Sedona shopping center, the sale in May, 1996 of the Dobson-Guadalupe shopping center, the sale in September, 1996 of the Chandler shopping center, the sale in March, 1997 of the Union Hills shopping center and the sale in May, 1997 of the Plaza Del Rio shopping center. In addition, $51,000 in rental decreases were primarily related to vacancies and lower percentage rents.

 Tenant recovery revenues increased by $135,000 to $1,287,000 from $1,152,000. The increased tenant recoveries were primarily due to occupancy increases from the redevelopment of Harford Mall Annex and York Road Plaza and higher tenant reserves in 1996.

                  MID-ATLANTIC REALTY TRUST
         MANAGEMENT'S DISCUSSION AND ANALYSIS
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of three months ended June 30, 1997 to three months ended June 30, 1996 - Continued

  Other revenues decreased by $148,000 to $90,000 from $238,000 primarily due to lower interest income on partner notes receivable exchanged in July, 1996 for additional partnership interests in several properties.

  As a result of the above changes total revenues increased by $338,000 to $8,192,000 from $7,854,000.

  Interest expense decreased by $546,000 to $2,587,000 from $3,133,000 primarily due to the conversion of debentures, $479,000, and lower interest rates on loans for Columbia and Colonie shopping centers.

  Depreciation and amortization increased by $18,000 to $1,355,000 from $1,337,000 primarily due to depreciation related to the redevelopment of the Harford Mall Annex.

  Operating expenses decreased by $78,000 to $2,105,000 from $2,183,000 primarily due to reduced operating expenses related to property sales and higher electrical expenses in 1996 for Timonium shopping center & higher advertising expense in 1996 for Owings Mills New Town shopping center.
The increases were partly offset by increased operating expenses for the redevelopment project at Harford Mall Annex and Brandywine shopping center.

  General and administrative expenses increased by $58,000 to $562,000 from $504,000 due primarily to increased incentive compensation and increased costs written off for discontinued projects.

  Minority interest expense decreased by $127,000 to $70,000 from $197,000 due primarily to the acquisition of minority partnership interests in 1996.

  For the three months ended June 30, 1997, earnings from operations increased by $1,013,000 to $1,513,000 from $500,000. MART also recognized a gain on properties of $16,000. The gain on properties, when combined with earnings from operations, resulted in net earnings of $1,529,000 for the period. For the three months ended June 30, 1996, MART had a gain on properties of $178,000, which when combined with earnings from operations, resulted in net earnings of $678,000 for the period.

Cash Flow Comparison
 The following discussion compares the statement of cash flows information for 1997 with the information for 1996.

 Net cash flow provided by operating activities was $6,653,000 and $4,294,000 in the six months ended 1997 and 1996, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

 Net cash flow from investing activities decreased by $11,110,000, to a net cash flow used in investing activities of $3,593,000 in 1997 from a net cash flow provided by investing activities of $7,517,000 in 1996. The decrease was primarily a result of increased levels of acquisitions and additions to properties in 1997 (primarily due to the Timonium Mall redevelopment project) and a decrease in proceeds from sales of properties.

 Net cash flow used in financing activities decreased by $9,823,000, to $1,510,000 in 1997 from $11,333,000 in 1996. The decrease was primarily a result of higher levels of net principal paydowns in 1996 of $10,532,000, partly offset by an increase in dividends paid of $964,000 in 1997.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings -   In the ordinary course of business, the Company
is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

                                              Continued
                             9
                      MID-ATLANTIC REALTY TRUST

Part II. OTHER INFORMATION - CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders was held on May 9, 1997. Elected to serve as trustees for the ensuing year and until the election and qualification of their successors were: Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger,
F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, David F. Benson, and Stanley J. Moss.

Matter Voted Upon              For       Against    Withheld
a. Election of Trustees:
   Marc P. Blum              5,428,166      -        97,624
   Robert A. Frank           5,428,266      -        97,524
   LeRoy E. Hoffberger       5,428,316      -        97,474
   F. Patrick Hughes         5,429,316      -        96,474
   M. Ronald Lipman          5,429,266      -        96,524
   Daniel S. Stone           5,428,316      -        97,474
   David F. Benson           5,428,316      -        97,474
   Stanley J. Moss           5,428,216      -        97,574

b. Proposal to approve the appointment of KPMG
 Peat Marwick LLP as the independent certified
 public accountants of MART for the fiscal year
 ending December 31, 1997:   5,494,857    20,398     10,535

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


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)

                                  Six months             Three months
                                ended June 30,          ended June 30,
                               1997       1996          1997     1996
Revenues                     $16,397     15,760        $8,192    7,854

Net earnings                  $2,881      1,911        $1,529      678
Net earnings per share         $0.37       0.32         $0.19     0.11

OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1) - primary     $5,539      3,882       $2,868    1,837
FFO - fully diluted (1)        $7,148      6,305       $3,595    3,043

Weighted average number of
  shares outstanding - primary  7,818      6,037        8,175    6,052
Weighted average number of shares
  outstanding - fully diluted  11,756     11,681       11,757   11,696

SELECTED CASH FLOW DATA:

Net cash flow provided by
 operating activities          $6,653      4,294
Net cash flow (used in) provided
 by investing activities      ($3,593)     7,517
Net cash flow used in financing
 activities                   ($1,510)   (11,333)

RECONCILIATION OF NET EARNINGS TO FFO - PRIMARY:

Net earnings                   $2,881      1,911       $1,529      678
     Less: Non Recurring items    -          -            -        -
     Add: Depreciation &
      amortization              2,749      2,671        1,355    1,337
     Less: Gains on properties    (91)      (700)         (16)    (178)
                              ----------  --------    --------  -------
(FFO)- primary                 $5,539      3,882       $2,868    1,837
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

Item 6.  Exhibits and Reports on Form 8-K -
Form 8K - Acquisition of Assets - JHP Commercial Properties
             Filed July 15, 1997
Exhibit No. 27 - Financial Data Schedule
             Filed thru EDGAR

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      07/23/97                     By:  /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date      07/23/97                     By:   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Vice President and Controller
                                           Principal Financial Officer


















                                           11