Form 10-Q
period 1997-09-30
MID ATLANTIC REALTY TRUST
filed 1997-11-13
CIK 909298

                                 FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended             September 30, 1997

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from                   to
(Amended by Exch Act Rel No. 312905.  Eff 4/26/93)

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

                             YES    X            NO

13,800,687 Common Shares were outstanding as of October 31, 1997.

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

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Item 5.   OTHER INFORMATION

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Part I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        MID-ATLANTIC REALTY TRUST
                       Consolidated Balance Sheets

                                                As of
                                     September 30,  December 31,
                                          1997          1996
                                       (UNAUDITED)
ASSETS
Properties:
  Operating properties................$ 292,686,223   200,563,845
  Less accumulated depreciation and
      amortization ...................   40,875,067    42,702,472
                                       ------------- -------------
                                        251,811,156   157,861,373
  Development operations .............   13,066,423     2,866,625
  Property held for development or sale   5,542,822     6,828,311
                                        ------------ -------------
                                        270,420,401   167,556,309

Cash and cash equivalents  ...........    1,871,708     1,013,838
Notes and accounts
  receivable - tenants and other......    1,265,619     1,373,113
Prepaid expenses and deposits  .......    2,260,846       896,798
Deferred financing costs .............    1,510,225     2,438,183
                                        ------------ -------------
                                      $ 277,328,799   173,278,241
                                        ============ =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued expenses$   5,388,464     4,518,588
 Notes payable .......................         -       16,400,000
 Construction loan payable ...........    7,532,946          -
 Mortgages payable ...................  148,919,804    70,210,495
 Convertible subordinated debentures..   26,598,000    47,195,000
 Deferred income......................      743,502       984,261
                                        ------------ -------------
                                        189,182,716   139,308,344
 Minority interest in
   consolidated joint ventures .......   38,969,301     3,158,595

 Shareholders' Equity:
  Preferred shares of beneficial interest,
    $.01 par value, authorized 2,000,000 shares,
    issued and outstanding, none .....         -             -
  Common shares of beneficial interest,
    $.01 par value, authorized
    100,000,000, issued
    and outstanding, 9,190,984 and
    7,225,103, respectively ..........       91,910        72,251
  Additional paid-in capital..........   72,582,919    52,635,713
  Distributions in excess of accumulated
         earnings ....................  (23,498,047)  (21,896,662)
                                        ------------  ------------
                                         49,176,782    30,811,302
                                        ------------  ------------
                                       $277,328,799   173,278,241
                                        ============  ============

        See accompanying notes to consolidated financial statements.

                        MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                             (UNAUDITED)

                                             Nine Months Ended
                                               September 30,
                                              1997        1996
REVENUES:
  Rentals ............................$    23,527,704  19,582,945
  Tenant recovery ....................      4,105,905   3,756,667
  Other ..............................        190,673     593,402
                                          ------------ -----------
                                           27,824,282  23,933,014
COSTS AND EXPENSES:
  Interest  ..........................      9,545,898   9,449,042
  Depreciation and amortization
    of property and improvements .....      4,905,039   4,037,567
  Operating  .........................      6,719,536   6,551,153
  General and administrative .........      1,721,904   1,451,724
                                          ------------ -----------
                                           22,892,377  21,489,486

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      4,931,905   2,443,528
Minority interest expense ............       (734,344)   (426,432)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............      4,197,561   2,017,096

(Loss) gain on properties ............        (49,562)  1,005,924
                                          ------------ -----------

NET EARNINGS .........................$     4,147,999   3,023,020
                                          ============ ===========


NET EARNINGS PER SHARE ...............$          0.52        0.50
                                          ============ ===========


                        MID-ATLANTIC REALTY TRUST
                  Consolidated Statements of Operations
                             (UNAUDITED)

                                            Three Months Ended
                                               September 30,
                                              1997        1996
REVENUES:
  Rentals ............................      9,767,118   6,675,633
  Tenant recovery ....................      1,616,569   1,400,885
  Other ..............................         43,498      96,231
                                          ------------ -----------
                                           11,427,185   8,172,749
COSTS AND EXPENSES:
  Interest  ..........................      4,183,338   3,150,708
  Depreciation and amortization
    of property and improvements .....      2,155,773   1,366,833
  Operating  .........................      2,496,279   2,322,833
  General and administrative .........        587,158     477,047
                                          ------------ -----------
                                            9,422,548   7,317,421

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  ..........      2,004,637     855,328
Minority interest expense ............       (596,622)    (49,973)
                                          ------------ -----------

EARNINGS FROM OPERATIONS  ............      1,408,015     805,355

(Loss) gain on properties ............       (140,734)    306,203
                                          ------------ -----------

NET EARNINGS .........................      1,267,281   1,111,558
                                          ============ ===========


NET EARNINGS PER SHARE ...............           0.15        0.18
                                          ============ ===========

See accompanying notes to consolidated financial statements.

                                MID-ATLANTIC REALTY TRUST
                         Consolidated Statements of Cash Flows
                                      (UNAUDITED)

                                        Nine Months Ended September 30,
                                            1997          1996
Cash flows from operating activities:
  Net earnings .......................$   4,147,999     3,023,020
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization ....    4,905,039     4,037,567
    Loss (gain) on properties ........       49,562    (1,005,924)
    Minority interest in earnings, net      734,344       426,432
    Changes in operating assets and liabilities:
     (Increase) decrease in operating
      assets .........................   (1,256,554)      825,527
     increase (decrease) in operating
      liabilities ....................      629,117    (2,332,262)
                                        ------------   -----------
        Total adjustments ............    5,061 508     1,951,340
                                        ------------    ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .........................    9,209,507     4,974,360

Cash flows from investing activities:
  Additions to properties ............  (14,384,478)   (4,272,854)
  Proceeds from sales of properties...   26,628,371    10,968,593
  Receipts from minority partners ....       17,607        89,004
  Payments to minority partners ......   (1,081,332)     (601,224)
                                        ------------  ------------
NET CASH PROVIDED BY INVESTING
  ACTIVITIES  ........................   11,180,168     6,183,519
                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from notes payable  .......   31,500,000    31,980,565
  Principle payments on notes payable   (47,900,000)  (41,510,708)
  Proceeds from mortgages payable ....         -       18,900,000
  Principal payments on mortgages
    payable ..........................   (5,213,190)   (6,013,090)
  Proceeds from construction loan
    payable ..........................    7,532,946       194,222
  Principle payments on construction loan
    payable ..........................         -      (10,293,732)
  Additions to deferred financing costs     (21,763)     (222,936)
  Amortization of deferred financing costs  296,170       424,494
  Proceeds from exercise of share options    39,026          -
  Shares purchased ...................      (15,610)      (80,914)
  Dividends paid  ....................   (5,749,384)   (4,179,967)
                                        ------------   -----------
NET CASH USED IN FINANCING
          ACTIVITIES .................  (19,531,805)  (10,802,066)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS ...............      857,870       355,813
CASH AND CASH EQUIVALENTS,
 beginning of period  ................    1,013,838       514,386
                                        ------------  ------------
CASH AND
  CASH EQUIVALENTS, end of period  ...$   1,871,708       870,199
                                        ============  ============

Schedule of Noncash Investing and Financing Activities

  Portfolio Acquisition (JHP Properties - See Notes)
       Mortgages payable assumed .....$  83,922,499          -
       Operating limited partnership
          Units issued ...............   36,064,914          -

  Increase in shareholders' equity due to debenture conversions net of decrease in deferred financing
   costs .............................$  19,943,449     2,950,474

During the nine month periods ended September 30, 1997 and 1996, $210,899 and $97,477, respectively, of interest costs were capitalized as construction period interest in development operations.

See accompanying notes to consolidated financial statements.

                                          5
                         MID-ATLANTIC REALTY TRUST
                 Notes To Consolidated Financial Statements
                              (UNAUDITED)

ORGANIZATION
  Mid-Atlantic Realty Trust (the "Company", or "MART") is a fully integrated, self-managed real estate investment trust (REIT) which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States. MART owns and operates 26 neighborhood or community shopping centers, one enclosed regional mall and five additional retail and commercial properties (collectively, the "Properties"). MART also owns seven undeveloped parcels of land aggregating approximately 140 acres. The Properties have a gross leasable area of approximately 3.9 million square feet and were 95% leased at September 30, 1997.

  All of MART's interests in the Properties are held directly by, and substantially all of its operations relating to the Properties are conducted through, MART Limited Partnership (the "Operating Partnership"). Units or partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 74% of the Units at September 30, 1997.

  MART's primary objectives are to increase funds from operations ("FFO") per share and to maximize shareholder value. To achieve its objectives, MART seeks to operate its Properties for long-term FFO growth. MART also acquires, develops and redevelops anchored neighborhood or community shopping centers in the Middle Atlantic Region that provide daily necessities, comsumer products or value oriented merchandise through tenants such as supermarkets, drugstores, discount retailers, restaurant and vendors of consumer goods and services.

  MART was formed on June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. The Company is the successor to the operations of BTR Realty, Inc. (the predecessor to the company), (BTR), and qualifies as a REIT for Federal income tax purposes.

CONSOLIDATED FINANCIAL STATEMENTS
  The consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations for the Company for the nine and three month periods ended September 30, 1997 and September 30, 1996 and the consolidated statements of cash flows for the periods ended September 30, 1997 and September 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

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

NET EARNINGS PER SHARE
  Primary net earnings per common share was computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding for each period. The weighted average number of common shares and common share equivalents for the nine month periods ended September 30, 1997 and September 30, 1996 was 8,028,704 and 6,057,949, respectively. The weighed average number of common shares and common share equivalents for the three month periods ended September 30, 1997 and September 30, 1996 was 8,471,997 and 6,096,659, respectively.

CONVERTIBLE SUBORDINATED DEBENTURES
  The Company sold $60,000,000 in convertible subordinated debentures in September, 1993. During the nine months ended September 30, 1997, $20,597,000 in debentures were converted to 1,961,619 common shares of beneficial interest. The balance of the debentures, of $26,598,000, convertible at $10.50 per share, if fully converted, would produce an additional 2,533,143 shares.
During the period October 1, 1997 thru October 31, 1997 an additional $6,108,000 in debentures were converted to 581,703 common shares of beneficial interest reducing the balance of the debentures to $20,490,000.



                                     CONTINUED

                        MID-ATLANTIC REALTY TRUST
         Notes To Consolidated Financial Statements - Continued
                              (UNAUDITED)

MART INCENTIVE STOCK OPTION PLANS
  MART has an Omnibus Share Plan, (Plan), under which trustees, officers and employees may be granted awards of stock options, stock appreciation rights, performance shares and restricted stock. The purpose of the Plan is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of MART and its shareholders by encouraging greater management ownership of MART's shares. Pursuant to the Plan, the Company authorized on February 1, 1994 the availability of 300,000 shares for the Plan. Upon inception at February 1, 1994, trustees, officers and key employees were granted 256,000 stock options. During 1995 additional grants and cancellations of stock options totaled 1,332 and 3,000, respectively. During 1997 cancellations totaled 10,000. The outstanding stock options at September 30, 1997, totaling 244,332, allow holders to purchase one share of MART stock for $10.50 per share. All outstanding stock options were vested and exercisable at September 30, 1997. The closing price of MART shares at September 30, 1997 was $13.375 per share. No options were exercised during the period ended September 30, 1997 and, based on the market value of MART shares, the options, if exercised, would be dilutive producing 52,520 in additional weighted average shares for the period ended September 30, 1997.

  On September 14, 1995, the Company authorized the availability of 180,000 shares for a new plan, the 1995 Stock Option Plan (New Plan). The New Plan granted options to purchase a number of shares equal to approximately 56% of the number awarded under the Plan, or 141,300. As options vest, they are priced at the market price on the close of business at that date. One third of the stock options, or 47,100, vested on September 30, 1995, exercisable at $8.9375 per share. An additional third of the options, or 47,100, vested on September 30, 1996, exercisable at $9.75 per share. The balance of the options vested on September 30, 1997 at $13.375 per share. In the nine months ended September 30, 1997, 4,312 share options were exercised and 4,000 stock options were cancelled. Based on the balance of unexercised vested shares of 132,988 and the market value of MART shares, the options, if exercised, would be dilutive producing 25,756 in additional weighted average shares for the period ended September 30, 1997.

SHAREHOLDERS' EQUITY
  During the nine months ended September 30, 1997, shareholders' equity changed for the following items:
                   -     Net earnings of $4,147,999
                   -     Dividend paid by MART of $5,749,384
                   - Shares purchased by MART of $15,610 due to the exchange of shares for Units and the conversion of debentures
                   - Common shares and additional paid-in capital increased by $19,943,449 due to conversion of $20,597,000 in debentures.
                   - Proceeds of $39,026 due to the exercise of 4,312 share options.

PORTFOLIO ACQUISITION
 On July 1, 1997 the Company acquired a portfolio of 9 shopping centers and one medical office building in the Baltimore Metropolitan area from family members and affiliates of the Pechter family, (JHP), comprising 1.07 million square feet (JHP Acquisition). At closing of the transaction, MART formed the Operating Partnership, MART Limited Partnership, (MLP), and members of JHP were admitted as limited partners. MART assigned to MLP its beneficial interest in the properties owned by MART and its subsidiaries in exchange for a number of Units equal to the number of outstanding common shares of beneficial interest of MART. For the JHP properties, MLP issued to the members of JHP 3.235 million Units. The acquisition was accounted for using the purchase method. The aggregate fair market value of assets acquired was approximately $120 million subject to the assumed existing mortgage indebtedness with a fair value of approximately $84 million. Under the Agreement of Limited Partnership of MLP, subject to certain restrictions, the Units may be "put" to the partnership for cash at any time after one year following the closing. MART may assume the payment obligation at any time and pay it in cash or, at its option, may substitute common shares of MART on a one-for-one basis.

LOSS ON PROPERTIES
  The loss on properties for the three months ended September 30, 1997, includes a $988,000 valuation allowance for loss related to the pending sale of Gateway Park Shopping Center in Page, Arizona, MART's only remaining property in Arizona. This loss was ameliorated by a $847,266 gain on the sale of MART's sole class A suburban office project, Gateway International Office Park (Gateway) sold on September 15, 1997. The net proceeds from the sale of Gateway of approximately $21,400,000 were used to pay down the balance under MART's line of credit.

PRO FORMA RESULTS OF OPERATIONS
  The consolidated statements of operations for the three and nine months ended September 30, 1997 do not include a full period of revenues and expenses related to the sale of Gateway. The consolidated statements of operations for the nine months ended September 30, 1997 include revenues and expenses related to JHP properties only from the date of acquisition. The Company's pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1996, assuming the sale of Gateway and the acquisition of JHP occurred at the beginning of each period, are summarized as follows
(in thousands, except per share data):

                                                 1997        1996
Revenues                                        $32,652     30,939

Net Earnings                                    $ 5,312      4,060

Earnings per share                               $ 0.66       0.67

 The pro forma revenues and earnings summarized above are not necessarily indicative of the results that would have occurred if the sale or acquisition had been consummated at the beginning of each period or of future results of operations of the combined companies.

Part I. FINANCIAL INFORMATION
Item 2.
                            MID-ATLANTIC REALTY TRUST
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion compares the Company's results of operations for the nine and three months ended September 30, 1997, with those for the nine and three months ended September 30, 1996.

Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996

  Rental revenues increased by $3,945,000 or 20% to $23,528,000 for the nine months ended September 30, 1997 from $19,583,000 for the nine months ended September 30, 1996. The JHP Acquisition contributed an increase in rental revenues of approximately 3,142,000. Owings Mills New Town shopping center and the redevelopment of Harford Mall Annex and York Road Plaza contributed $976,000 in additional revenues for the period. Occupancy and rental rate increases contributed approximately $533,000. The increases were partly offset by $562,000 in rental revenue decreases attributable to the sale of the Gateway International Office property in September, 1997, the sale May, 1996 of the Dobson-Guadalupe shopping center, the sale in September, 1996 of the Chandler shopping center, the sale in March, 1997 of the Union Hills shopping center and the sale in May, 1997 of the Plaza Del Rio shopping center. In addition, $144,000 in rental decreases were primarily related to vacancies and lower percentage rents.

  Tenant recovery revenues increased by $349,000 to $4,106,000 from $3,757,000. The increased tenant recoveries were primarily due to the JHP Acquisition and occupancy increases from the redevelopment of Harford Mall Annex and York Road Plaza partly offset by lower recoveries related to property sales.

  Other revenues decreased by $403,000 to $190,000 from $593,000 primarily due to lower interest income on partner notes receivable exchanged in July, 1996 for additional partnership interests in several properties.

  As a result of the above changes total revenues increased by $3,891,000 to $27,824,000 from $23,933,000.

  Interest expense increased by $97,000 to $9,546,000 from $9,449,000 primarily due to the JHP Acquisition increasing interest expense approximately $1,640,000. The increase was partly offset by lower interest expense due to the conversion of debentures of approximately $1,337,000 and other interest expense decreases.

  Depreciation and amortization increased by $867,000 to $4,905,000 from $4,038,000 primarily due to increases related to the JHP Acquisition.

  Operating expenses increased by $168,000 to $6,719,000 from $6,551,000 primarily due to increased operating expenses from JHP acquisition properties partly offset by reduced operating expenses related to property sales.

  General and administrative expenses increased by $270,000 to $1,722,000 from $1,452,000 due primarily to increased payroll expenses.

  Minority interest expense increased by $308,000 to $734,000 from $426,000 due primarily to the JHP Acquisition which added minority limited partnership interests and partly offset by decreases from the acquisition of minority partnership interests 1996.

  For the nine months ended September 30, 1997, earnings from operations increased by $2,181,000 to $4,198,000 from $2,017,000. MART also recognized a loss on properties of $50,000, (net of minority interest of $75,000). The loss on properties, when combined with earnings from operations, resulted in net earnings of $4,148,000 for the period. For the nine months ended September 30, 1996, MART had a gain on properties of $1,006,000, which when combined with earnings from operations, resulted in net earnings of $3,023,000 for the period.

Comparison of three months ended September 30, 1997 to three months ended September 30,1996

  Rental revenues increased by $3,091,000 or 46% to $9,767,000 for the three months ended September 30, 1997 from $6,676,000 for the three months ended September 30, 1996. The JHP Acquisition contributed an increase in rental revenues of approximately 3,142,000. Owings Mills New Town shopping center and the redevelopment of Harford Mall Annex and York Road Plaza contributed $277,000 in additional revenues for the period. Occupancy and rental rate increases contributed approximately $167,000. The increases were partly offset by $445,000 in rental revenue decreases attributable to the sale in September, 1997 of the Gateway International Office property, the sale in March, 1997 of the Union Hills shopping center and the sale in May, 1997 of the Plaza Del Rio shopping center. In addition, $50,000 in rental decreases were primarily related to vacancies and lower percentage rents.

 Tenant recovery revenues increased by $216,000 to $1,617,000 from $1,401,000. The increased tenant recoveries were primarily due to the JHP Acquisition and to occupancy increases from the redevelopment of Harford Mall Annex and York Road Plaza partly offset by lower recoveries related to property sales.

                                               Continued

                  MID-ATLANTIC REALTY TRUST
         MANAGEMENT'S DISCUSSION AND ANALYSIS
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Comparison of three months ended September 30, 1997 to three months ended September 30, 1996 - Continued

  Other revenues decreased by $53,000 to $43,000 from $96,000 primarily due to lower interest income and lease fees.

  As a result of the above changes total revenues increased by $3,254,000 to $11,427,000 from $8,173,000.

  Interest expense increased by $1,032,000 to $4,183,000 from $3,151,000 primarily due to the JHP Acquisition which contributed $1,640,000 in interest expense increases partly offset by lower interest from the conversion of debentures of $524,000 and other interest expense decreases.

  Depreciation and amortization increased by $789,000 to $2,156,000 from $1,367,000 primarily due to increases related to the JHP Acquisition.

  Operating expenses increased by $173,000 to $2,496,000 from $2,323,000 primarily due to increased operating expenses from JHP Acquisition properties partly offset by reduced operating expenses related to property sales.

  General and administrative expenses increased by $110,000 to $587,000 from $477,000 due primarily to increased payroll expenses.

  Minority interest expense increased by $547,000 to $597,000 from $50,000 due primarily to the JHP Acquisition which added minority limited partnership interests.

  For the three months ended September 30, 1997, earnings from operations increased by $603,000 to $1,408,000 from $805,000. MART also recognized a loss on properties of $141,000. The loss on properties, when combined with earnings from operations, resulted in net earnings of $1,267,000 for the period. For the three months ended September 30, 1996, MART had a gain on properties of $307,000, which when combined with earnings from operations, resulted in net earnings of $1,112,000 for the period.

Financial Condition, Liquidity and Cash Flow Information
  On October 14, 1997, the Company closed an offering and sale of 4,025,000 common shares of beneficial interest at a price of $13 per share. The net proceeds of the sale were approximately $49,180,000. Approximately $32,800,000 of the net proceeds have been applied to repay mortgage loans on properties and it is anticipated that an additional $6,700,000 of the net proceeds will also be used for this purpose. The balance of the proceeds will be used by MART for the acquisition, development, or redevelopment of additional or existing shopping centers and general corporate purposes.

  The Company had cash and cash equivalents of $1,872,000 at September 30, 1997. The Company currently has a $40,000,000 secured line of credit available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions. The note payable under the bank line of credit had no balance outstanding at September 30, 1997. In September 1997, the Company reached agreement in principle with its primary bank for an increase in its line of credit from $40,000,000 to $75,000,000. The proposed new facility would be unsecured. The new credit facility is subject to an agreement on terms. Finally, the Company has registered to sell up to an aggregate of approximately $98,000,000 (based on the public offering price) of additional common shares of beneficial interest and/or debt securities. The shares and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering. The Company believes its capital resouces are adequate for its foreseeable needs without necessitating property sales.

  Net cash flow provided by operating activities was $9,210,000 and $4,974,000 in the nine months ended 1997 and 1996, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

  Net cash flow from investing activities increased by $4,997,000, to a net cash flow provided by investing activities of $11,180,000 in 1997 from a net cash flow provided by investing activities of $6,183,000 in 1996. The increase was primarily a result of increased levels of sales of property in 1997 (primarily the Gateway Sale) partly offset by increased additions to properties in 1997 (primarily the Lutherville Station redevelopment project).

  Net cash flow used in financing activities increased by $8,730,000, to $19,532,000 in 1997 from $10,802,000 in 1996. The increase was primarily a result of higher levels of net principal paydowns in 1997 of $7,338,000 (primarily due to the line of credit payoff in 1997 using proceeds of the Gateway Sale), as well as an increase in dividends paid of $1,569,000 in 1997.

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


                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                       (In thousands, except per share data)

                                 Nine months            Three months
                             ended September 30,     ended September 30,
                               1997       1996          1997     1996
Revenues                      $27,824     23,933       $11,427    8,173

Net earnings                   $4,148      3,023        $1,267    1,112
Net earnings per share          $0.52       0.50         $0.15     0.18

OTHER FINANCIAL DATA:

Funds from operations
       (FFO) (1) - primary     $9,103      6,055        $3,564    2,172
FFO - fully diluted (1)       $11,916      9,676        $4,767    3,370

Weighted average number of
  shares outstanding - primary  8,029      6,058         8,472    6,097
Weighted average number of shares
  outstanding - fully diluted  12,853     11,711        14,923   11,720

SELECTED CASH FLOW DATA:

Net cash flow provided by
 operating activities          $9,210      4,974
Net cash flow provided
 by investing activities      $11,180)     6,184
Net cash flow used in financing
 activities                  ($19,532)   (10,802)

RECONCILIATION OF NET EARNINGS TO FFO - PRIMARY:

Net earnings                   $4,148      3,023        $1,267    1,112
     Less: Non Recurring items   -          -             -        -
     Add: Depreciation &
      amortization              4,905      4,038         2,156    1,367
     Less: Gains on properties     50     (1,006)          141     (307)
                              ----------  --------     --------  -------
(FFO)- primary                 $9,103      6,055        $3,564    2,172
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

Item 6.  Exhibits and Reports on Form 8-K -
Form 8K - Acquisition of Assets - JHP Commercial Properties
             Filed July 15, 1997
Form 8K - Sale of Assets - Gateway International Office Property
             Filed September 30, 1997
Exhibit No. 27 - Financial Data Schedule
             Filed thru EDGAR

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)




Date      11/13/97                     By:  /s/ F. Patrick Hughes
                                           F. Patrick Hughes
                                           President
                                           Principal Executive Officer



Date      11/13/97                     By:   /s/ Paul G. Bollinger
                                           Paul G. Bollinger
                                           Vice President and Controller
                                           Principal Financial Officer


















                                           11