Form 10-Q/A
period 1997-09-30
MID ATLANTIC REALTY TRUST
filed 1997-11-26
CIK 909298

================================================================================
--------------------------------------------------------------------------------




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1997

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-12286


                            MID-ATLANTIC REALTY TRUST

             (Exact name of registrant as specified in its charter)

Maryland                                                    52-1832411
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)

170 West Ridgely Road, Ste. 300
Lutherville, Maryland                                       21093
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (410) 684-2000

                                  Inapplicable
         (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At November 14 1997 the number of shares outstanding of the registrant's common stock was 13,800,687.


================================================================================

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 which was filed with the Commission on November 14, 1997 as set forth below:

         Part II, Item 6(a) of the Quarterly Report on Form 10-Q is amended to reflect the filing, via EDGAR, of Exhibit 1 (Underwriting Agreement).


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                             MID-ATLANTIC REALTY TRUST



Date:  November 26, 1997                     By:      /s/   Paul G. Bollinger
                                                -------------------------------
                                                      Paul G. Bollinger
                                                      Vice President

                                3,500,000 Shares

                            MID-ATLANTIC REALTY TRUST

                      Common Shares of Beneficial Interest

                             UNDERWRITING AGREEMENT

                                October 13, 1997

LEGG MASON WOOD WALKER, INCORPORATED SALOMON BROTHERS INC WHEAT FIRST BUTCHER SINGER As Representatives of the several Underwriters c/o Legg Mason Wood Walker, Incorporated 111 South Calvert Street, 20th Floor Baltimore, MD 21202

Ladies and Gentlemen:

         Mid-Atlantic Realty Trust, a real estate investment trust organized under the laws of the State of Maryland (the "Company") proposes to sell an aggregate of 3,500,000 shares of the Company's common shares of beneficial interest, $.01 par value per share (the "Firm Shares"), to you and to the other underwriters named in Schedule I, acting severally and not jointly (collectively, the "Underwriters"), for whom you are acting as representatives (the "Representatives"). The Company has also agreed to grant to you and the other Underwriters an option (the "Option") to purchase up to an additional 525,000 common shares of beneficial interest (the "Option Shares") as set forth below. The Firm Shares and the Option Shares are hereinafter collectively referred to as the "Shares."

         The Company is the beneficial owner of seventy-two percent (72%) of the units of partnership interest (the "Units") in, and is the sole general partner of, MART Limited Partnership, a Maryland Limited Partnership (the "Partnership"). The Company and the Partnership currently own, directly or through their Subsidiaries (as hereafter defined) 26 neighborhood or community shopping centers, one enclosed regional mall, five additional retail and commercial properties and seven parcels of undeveloped land (collectively, the "Properties"), as described in the prospectus (as hereafter defined).

         In consideration of the mutual agreements contained herein and of the interests of the parties in the transactions contemplated hereby, the parties hereto agree as follows:

         1. Agreement to Sell and Purchase.

             (a) On the basis of the respective representations, warranties and agreements of the Company and the Partnership herein contained and subject to all the terms and conditions of this Agreement, (i) the Company agrees to sell to the several Underwriters and (ii) each of the Underwriters, severally and not jointly, agrees to purchase from the Company, at the purchase price of $13.00 per share, the number of Firm Shares set forth opposite the name of such Underwriter in Schedule I, plus such additional number of Firm Shares which such Underwriter may become obligated to purchase pursuant to Section 9 hereof.

             (b) Subject to all the terms and conditions of this Agreement, the Company grants the Option to the several Underwriters to purchase, severally and not jointly, up to 525,000 Option Shares from the Company at the same price per share as the Underwriters shall pay for the Firm Shares. The Option may be exercised only to cover over-allotments in the sale of the Firm Shares by the Underwriters and may be exercised in whole or in part at any time (but not more than once) on or before the 30th day after the date hereof, upon written or telegraphic notice (the "Option Shares Notice") by the Representatives to the Company no later than 12:00 noon, New York City time, at least two and no more than five business days before the date specified for closing in the Option Shares Notice (the "Option Closing Date") setting forth the aggregate number of Option Shares to be purchased and the time and date for such purchase. On the Option Closing Date, the Company will issue and sell to the Underwriters the number of Option Shares set forth in the Option Shares Notice, and each Underwriter will purchase such percentage of the Option Shares as is equal to the percentage of Firm Shares that such Underwriter is purchasing, as adjusted by the Representatives in such manner as they deem advisable to avoid fractional shares.

         2. Delivery and Payment. Delivery of the Firm Shares shall be made to the Representatives for the accounts of the Underwriters at the office of Legg Mason Wood Walker, Incorporated, 111 South Calvert Street, 20th Floor, Baltimore, Maryland 21202, against payment of the purchase price therefor by wire transfer of Federal Funds or similar same day funds to an account which has been designated in writing by the Company to Legg Mason Wood Walker, Incorporated at least one business day prior to the Closing Date (as hereinafter defined). Such payment shall be made at 10:00 A.M., New York City time, on the third business day after the date on which the first bona fide offering of the Shares to the public is made by the Underwriters or at such time on such other date, not later than ten business days after such date, as may be agreed upon by the Company and the Representatives (such date is hereinafter referred to as the "Closing Date"). The place of closing for the Firm Shares may also be varied by agreement between you and the Company.

             To the extent the Option is exercised, delivery of the Option Shares against payment by the Underwriters (in the manner specified above) will take place at the offices specified above for the Closing Date on the Option Closing Date.

             Certificates evidencing the Shares shall be in definitive form and shall be registered in such names and in such denominations as the Representatives shall request at least two business days prior to the Closing Date or the Option Closing Date, as the case may be, by written notice to the Company. For the purpose of expediting the checking and packaging of certificates for the Shares, the Company agrees to make such certificates available for inspection and packaging not later than 9:30 A.M., New York City Time, at least 24 hours prior to the Closing Date or the Option Closing Date, as the case may be.

             The cost of original issue tax stamps, if any, in connection with the issuance and delivery of the Firm Shares and Option Shares by the Company to the respective Underwriters shall be borne by the Company. The Company shall pay and save each Underwriter and any subsequent holder of the Shares harmless from any and all liabilities with respect to or resulting from any failure or delay in paying Federal and state stamp and other transfer taxes, if any, which may be payable or determined to be payable in connection with the original issuance or sale to such Underwriter of the Firm Shares and Option Shares.

         3. Representations and Warranties of the Company and the Partnership. The Company and the Partnership, jointly and severally, represent, warrant and covenant to each Underwriter that:

             (a) A registration statement (Registration No. 333-20813) on Form S-3 relating to the Shares, including a prospectus subject to completion and such amendments to such registration statement as may have been required to the date of this Agreement, have been prepared by the Company under the provisions of the Securities Act of 1933, as amended (the "Act"), and the published rules and regulations (collectively referred to as the "Rules and Regulations") of the Securities and Exchange Commission (the "Commission") thereunder, and has been filed with the Commission. The Company has complied with the conditions for the use of Form S-3. Such registration statement and any post-effective amendment thereto have become effective under the Act. The Company also has filed, or proposes to file, with the Commission pursuant to Rule 424(b) under the Act, a prospectus supplement specifically relating to the Shares (the "prospectus supplement").

                 The term "registration statement" as used in this Agreement means the registration statement (including all financial statements, schedules and exhibits), as amended at the time it became effective, as supplemented or amended prior to the execution of the Agreement, including all information (if any) deemed to be a part of such registration statement at the time it became effective pursuant to Rule 430A or Rule 424 of the Rules and Regulations under the Act. If it is contemplated, at the time this Agreement is executed, that a post-effective amendment to the registration statement will be filed and must be declared effective before the offering of the Shares may commence, the term "registration statement" means the registration statement as amended by said post-effective amendment. The term "prospectus" as used herein means a base prospectus as contemplated by Rule 430 or Rule 430A of the Rules and Regulations included at any time as part of the registration statement at the time it became effective (the "base prospectus") under the Act together with the prospectus supplement dated October 14, 1997 in the form first filed with the Commission on or after October 14, 1997 pursuant to Rule 424(b)(2) under the Act. The term "pre-pricing prospectus supplement" as used herein means the base prospectus together with any prospectus supplement subject to completion included in the registration statement as filed with the Commission pursuant to Rule 424(b) under the Act, and as such pre-pricing prospectus supplement shall have been amended or supplemented from time to time prior to the date of the prospectus. Copies of such registration statement and amendments, each related prospectus, and each prospectus supplement, including the pre-pricing prospectus supplement, have been delivered to the Representatives. If the Company files a registration statement to register a portion of the Shares and relies on Rule

462(b) of the Rules and Regulations for such registration statement to become effective upon filing with the Commission (the "Rule 462 Registration Statement"), then any reference to the "registration statement" shall be deemed to include the Rule 462 registration statement, as amended from time to time. Any reference herein to any "registration statement," "base prospectus," "prospectus," "prospectus supplement" or "pre-pricing prospectus supplement" shall be deemed to refer to, describe and include the documents incorporated by reference therein pursuant to Item 12 of Form S-3 under the Act, as of the date of the registration statement, prospectus or pre-pricing prospectus supplement, as the case may be, and any reference to any amendment or supplement to the registration statement, the prospectus or any pre-pricing prospectus supplement shall be deemed to refer to, describe and include any documents filed after such date under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which, upon filing, are incorporated by reference therein, as required by paragraph (b) of Item 12 of Form S-3.

             (b) No order preventing or suspending the use of any pre-pricing prospectus supplement or prospectus has been issued and no proceeding for that purpose has been instituted or threatened by the Commission or the securities authority of any state or other jurisdiction. No stop order suspending the effectiveness of the registration statement or any part thereof has been issued and no proceeding for that purpose has been instituted or threatened by the Commission or the securities authority of any state or other jurisdiction.

             (c) The Company and the transactions contemplated by this Agreement meet the requirements and conditions for using a registration statement on Form S-3 under the Act, set forth in the General Instructions to Form S-3. When any pre-pricing prospectus supplement was filed with the Commission it (i) contained all statements required to be stated therein in accordance with, and complied in all material respects with the requirements of, the Act and the rules and regulations of the Commission thereunder and (ii) did not include any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, the in the light of the circumstances under which they were made, not misleading. When the registration statement or any amendment thereto was declared effective, and on the Closing Date (or the Option Closing Date, as the case may be) it (i) contained or will comply in all material respects with the requirements of, the Act and the rules and regulations of the Commission thereunder and (ii) did not or will not include any untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading. When the prospectus or any amendment or supplement thereto is filed with the Commission pursuant to Rule 424(b) and at the Closing Date (or the Option Closing Date, as the case may
be), the prospectus, as amended or supplemented at any such time, (i) contained or will contain all statements required to be stated therein in accordance with, and complied or will comply in all material respects with the requirements of, the Act and the rules and regulations of the Commission thereunder and (ii) did not or will not include any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading. The representation and warranty in this paragraph (c) does not apply to statements in or omissions from the registration statement, pre-pricing prospectus supplement or the prospectus made in reliance upon and in conformity with information furnished to the Company in writing by or on behalf of any Underwriter through you expressly for use therein. For all purposes of this Agreement, the list of Underwriters and their respective allotments appearing under the caption "Underwriting" in the prospectus and the statements in the first and third paragraphs under the caption "Underwriting" in the prospectus constitute the only information relating to any Underwriter furnished in writing to the Company by the Representatives specifically for inclusion in the pre-pricing prospectus supplement, the registration statement or the prospectus. The Company has not distributed any offering material in connection with the offering or sale of the Shares other than the registration statement, the pre-pricing prospectus supplement, the prospectus or any other materials, if any, permitted by the Act.

             (d) The documents incorporated by reference heretofore filed, when they were filed (or, if any amendment with respect to any such document was filed, when such amendment was filed), conformed in all material respects with the requirements of the Exchange Act and the rules and regulations thereunder, no such document when it was filed (or, if an amendment with respect to any such document was filed, when such amendment was filed), contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading; and no such further document, when it is filed, will contain an untrue statement of a material fact or will omit to state a material fact required to be stated therein or necessary in order to make the statements therein not misleading.

             (e) The Company has been duly organized and is validly existing as a real estate investment trust ("REIT") of unlimited duration with transferable common shares of beneficial interest in good standing under the laws of the State of Maryland with full power and authority to own and lease its properties and to conduct its business as now conducted. The only direct subsidiaries (as defined in the Rules and Regulations) of the Company are the subsidiaries listed on Exhibit A hereto (the "REIT Subsidiaries"). Each of the REIT Subsidiaries is, and at the Closing Date will be, duly organized and validly existing in good standing under the laws of its jurisdiction of organization. The Company and each of the REIT Subsidiaries has, and at the Closing Date will have, full power and authority to conduct all the activities conducted by it, to own or lease all the assets and properties, including the Properties, owned or leased by it and to conduct its business as described in the registration statement and the prospectus. Each of the Company and the REIT Subsidiaries is, and at the Closing Date will be, duly licensed or qualified to do business and in good standing (i) in the jurisdiction in which it has its principal place of business and (ii) in all other jurisdictions in which the nature of the activities conducted by it or the character of the assets owned or leased by it makes such licensing or qualification necessary except where the failure to so license or qualify in any such other jurisdiction will not have a material adverse effect on the business, properties, condition (financial or otherwise), or results of operations (a "Material Adverse Effect") of the Company and the REIT Subsidiaries taken as a whole. All of the outstanding shares of capital stock, general and limited partnership interests, or limited liability company interests of the REIT Subsidiaries, as the case may be, have been duly authorized and validly issued, and are fully paid and non-assessable and are, except as set forth in Exhibit A or as disclosed in the registration statement or prospectus, owned by the Company or a REIT Subsidiary, free and clear of all liens, encumbrances and claims whatsoever and, except as set forth in Exhibit A or as disclosed in the registration statement or prospectus, no options, warrants or other rights to purchase, agreements or other obligations to issue or other rights to convert any obligations into any shares of capital stock, partnership interests or limited liability company interests of any REIT Subsidiary, as the case may be, are outstanding. Except for the stock, partnership interests or limited liability company interests, as the case may be, of the Partnership, the REIT Subsidiaries or the Partnership Subsidiaries (as hereafter defined) or except as disclosed in Exhibit A or as disclosed in the registration statement or prospectus, the Company does not own, and at the Closing Date will not own, directly or indirectly, any shares of stock or any other equity or long-term debt securities of any corporation or have any equity interest in any firm, partnership, joint venture, limited liability company, association or other entity that are required to be described in the registration statement or prospectus. Complete and correct copies of the Declaration of Trust of the Company and the certificate of incorporation and the by-laws, certificate of partnership and partnership agreement or certificate of organization and limited liability company agreement, as the case may be, of each REIT Subsidiary and all amendments or supplements thereto have been delivered to the Representatives, and no changes therein will be made subsequent to the date hereof and prior to the Closing Date or, if later, the Option Closing Date.

             (f) The Partnership has been duly formed and is validly existing as a limited partnership in good standing under the Maryland Revised Uniform Limited Partnership Act (the "Maryland Act") with all requisite partnership power and authority to own and lease its assets and properties, including the Properties, owned by it, and to conduct its business as now conducted. The only direct subsidiaries (as defined in the Rules and Regulations) of the Partnership are the subsidiaries listed on Exhibit B hereto (the "Partnership Subsidiaries"). Each of the Partnership Subsidiaries is, and at the Closing Date will be, duly organized and validly existing in good standing under the laws of its jurisdiction of organization. The Partnership and each of the Partnership Subsidiaries has, and at the Closing Date will have, full power and authority to conduct all the activities conducted by it, to own or lease all the assets and properties, including the Properties, owned or leased by it and to conduct its business as described in the registration statement and the prospectus. Each of the Partnership and the Partnership Subsidiaries is, and at the Closing Date will be, duly licensed or qualified to do business and in good standing (i) in the jurisdiction in which it has its principal place of business and (ii) in all other jurisdictions in which the nature of the activities conducted by it or the character of the assets owned or leased by it makes such licensing or qualification necessary except where the failure to so license or qualify in any such other jurisdiction will not have a Material Adverse Effect on the Partnership and the Partnership Subsidiaries taken as a whole. All of the outstanding shares of capital stock, general and limited partnership interests, or limited liability company interests of the Partnership Subsidiaries, as the case may be, have been duly authorized and validly issued, and are fully paid and non-assessable and are, except as set forth in Exhibit B or the registration statement or prospectus, owned by the Partnership or a Partnership Subsidiary free and clear of all liens, encumbrances and claims whatsoever and, except as set forth in Exhibit B or the registration statement or prospectus, no options, warrants or other rights to purchase, agreements or other obligations to issue or other rights to convert any obligations into any shares of capital stock, partnership interests or limited liability company interests of any Partnership Subsidiary, as the case may be, are outstanding. Except for the stock, partnership interests or limited liability company interests, as the case may be, of the Partnership Subsidiaries or as disclosed in Exhibit B or in the registration statement or prospectus, the Partnership does not own, and at the Closing Date will not own, directly or indirectly, any shares of stock or any other equity or long-term debt securities of any corporation or have any equity interest in any firm, partnership, joint venture, limited liability company, association or other entity required to be described in the registration statement or prospectus. Complete and correct copies of the Certificate of Limited Partnership and Partnership Agreement of the Partnership and the certificate of incorporation and the by-laws, certificate of partnership and partnership agreement or certificate of organization and limited liability company agreement, as the case may be, of each Partnership Subsidiary and all amendments or supplements thereto have been delivered to the Representatives, and no changes therein will be made subsequent to the date hereof and prior to the Closing Date or, if later, the Option Closing Date. The "REIT Subsidiaries" and the "Partnership Subsidiaries" are collectively referred to herein as the "Subsidiaries." The Company is the sole general partner of the Partnership and holds approximately seventy-two percent (72%) of the outstanding Units of the Partnership. At the Closing Date, following the contribution of the net proceeds of the Offering to the Partnership, the Company will be the sole general partner of the Partnership and will be the holder of approximately 80% of the Units in the Partnership (assuming no exercise of the option to purchase the Option Shares).

             (g) The Company has full corporate right, power and authority to enter into this Agreement, to issue, sell and deliver the Shares as provided herein and to consummate the transactions contemplated herein. This Agreement has been duly authorized, executed and delivered by the Company and constitutes a valid and binding agreement of the Company, enforceable in accordance with its terms, except to the extent that enforceability may be limited by bankruptcy, insolvency, reorganization or other laws of general applicability relating to or affecting creditors' rights, or by general equity principles and except to the extent the indemnification and contribution provisions set forth in Section 7 of this Agreement may be limited by federal or state securities laws or the public policy underlying such laws.

             (h) The Partnership has full partnership right, power and authority to enter into this Agreement and to consummate the transactions contemplated herein. This Agreement has been duly authorized, executed and delivered on behalf of the Partnership by the Company, as the sole general partner of the Partnership, and constitutes a valid and binding agreement of the Partnership enforceable in accordance with its terms, except to the extent that enforceability may be limited by bankruptcy, insolvency, reorganization or other laws of general applicability relating to or affecting creditors' rights, or by general equity principles and except to the extent the indemnification and contribution provisions set forth in Section 7 of this Agreement may be limited by federal or state securities laws or the public policy underlying such laws.

             (i) Each consent, approval, authorization, order, license, certificate, permit, registration, designation or filing by or with any governmental agency or body necessary for the valid authorization, issuance, sale and delivery of the Shares, the execution, delivery and performance of this Agreement and the consummation by the Company and the Partnership of the transactions contemplated hereby has been made or obtained and is in full force and effect.

             (j) Neither the issuance, sale and delivery by the Company of the Shares, nor the execution, delivery and performance of this Agreement nor the consummation of the transactions contemplated hereby by the Company or the Partnership, will conflict with or result in a breach or violation of any of the terms and provisions of, or (with or without the giving of notice or the passage of time or both) constitute a default under, the charter, by-laws, Declaration of Trust, certificate of limited partnership or partnership agreement of the Company, the Partnership or any Subsidiary, as the case may be; any indenture, mortgage, deed of trust, loan agreement, note, lease or other agreement or instrument to which the Company, the Partnership or any Subsidiary is a party or to which it, they, any of them, or any of their respective properties or other assets are subject; or any applicable statute, judgment, decree, order, rule or regulation of any court or governmental agency or body applicable to any business of the foregoing or any of their respective properties; or result in the creation or imposition of any lien, charge, claim or encumbrance upon any property or assets of any of the foregoing.

             (k) The Shares to be issued and sold to the Underwriters hereunder have been validly authorized by the Company. When issued and delivered against payment therefor as provided in this Agreement, the Shares will be duly and validly issued, fully paid and nonassessable. No statutory or other preemptive rights of shareholders exist with respect to any of the Shares. No person or entity holds a right to require or participate in the registration under the Act of the Shares pursuant to the registration statement; and, except as set forth in the registration statement or prospectus, no person holds a right to require registration under the Act of any shares of beneficial interest of the Company at any other time. No person or entity has a right of participation or first refusal with respect to the sale of the Shares by the Company. The form of certificates evidencing the Shares complies with all applicable requirements of Maryland law.

             (l) The Company's authorized, issued and outstanding shares of beneficial interest are as disclosed in the prospectus. All of the issued shares of beneficial interest of the Company have been duly authorized and validly issued, are fully paid and nonassessable. None of the issued shares of beneficial interest of the Company has been issued or is owned or held in violation of any statutory or other preemptive rights of shareholders. Except as disclosed in the prospectus, there is no outstanding option, warrant or other right calling for the issuance of, and no commitment, plan or arrangement to issue, any shares of beneficial interest of the Company or any security convertible into or exchangeable for shares of beneficial interest of the Company.

             (m) All offers and sales of the Company's capital stock prior to the date hereof were at all relevant times duly registered under the Act or exempt from the registration requirements of the Act by reason of Sections 3(b), 4(2) or 4(6) thereof and were duly registered or were issued pursuant to an available exemption from the registration requirements of the applicable state securities or blue sky laws.

             (n) All of the issued Units of the Partnership have been duly and validly authorized and issued and are fully paid and nonassessable. None of the issued Units have been issued or are owned or held in violation of any preemptive right. All of the outstanding Units have been issued, offered and sold in compliance with all applicable laws (including, without limitation, federal and state securities laws).

             (o) The consolidated financial statements of the Company, the Partnership and the Subsidiaries (together with related notes and schedules) included in the registration statement and prospectus present fairly the financial position of the Company as of the dates indicated and the results of operations and cash flows for the Company for the periods specified, all in conformity with generally accepted accounting principles applied on a consistent basis. The various financial statements of certain of the Properties included in the registration statement and the prospectus present fairly the financial position for such properties as of the dates indicated and the results of operations and cash flows for such properties for the periods specified, all in conformity with generally accepted accounting principles applied on a consistent basis. The financial statement schedules included in the registration statement and in the prospectus under the captions "Prospectus Supplement Summary--Summary Consolidated Financial Data" and "Selected Consolidated Financial Date" fairly present the information shown therein and have been compiled on a basis consistent with the financial statements included in the registration statement and the prospectus. All other financial, operating, statistical and pro forma information (including the related notes) included in the prospectus or any pre-pricing prospectus supplement complies as to form in all material respects to the applicable accounting requirements of the Act and the Rules and Regulations thereunder, and management of the Company believes that the assumptions underlying the pro forma adjustments are reasonable. Such pro forma adjustments have been properly applied to the historical amounts in the compilation of the information and such information fairly presents with respect to the Company, the Partnership and the Subsidiaries, on a consolidated basis, the financial position, results of operations and other information purported to be shown therein at the respective dates and for the respective periods specified.

             (p) KPMG Peat Marwick LLP, who have examined and are reporting upon certain audited financial statements and schedules included in the registration statement, are, and were during the periods covered by their reports included in the registration statement and the prospectus, independent public accountants within the meaning of the Act, the Exchange Act and the respective rules and regulations of the Commission thereunder.

             (q) Scheiner, Mister & Grandizio, P.A., who have examined and are reporting upon certain audited financial statements and schedules included in the registration statement, are, and were during the periods covered by their reports included in the registration statement and the prospectus, independent public accountants within the meaning of the Act, the Exchange Act and the respective rules and regulations of the Commission thereunder.

             (r) None of the Company, the Partnership or any Subsidiary, has sustained, since December 31, 1996, any material loss or interference with its business from fire, explosion, flood, hurricane, accident or other calamity, whether or not covered by insurance, or from any labor dispute or arbitrators' or court or governmental action, order or decree; and, since the respective dates as of which information is given in the registration statement and the prospectus, and except as otherwise stated in the registration statement and prospectus, there has not been (i) any material change in the capital stock, shares of beneficial interests or partnership interests, as applicable, long-term debt, obligations under capital leases or short-term borrowings of the Company, the Partnership or any Subsidiary, (ii) any change, or any development which could reasonably be seen as involving a prospective change, that could have a Material Adverse Effect on the Company, the Partnership or any Subsidiary, (iii) any liability or obligation, direct or contingent, incurred or undertaken by the Company, the Partnership or any Subsidiary that could have a Material Adverse Effect on such entity, except for liabilities or obligations incurred in the ordinary course of business, (iv) ,except as described in the registration statement or prospectus, any declaration or payment of any dividend or distribution of any kind on or with respect to the shares of beneficial interest or partnership interests, as applicable, of the Company, the Partnership or any Subsidiary, or (v) any transaction that could have a Material Adverse Effect on the Company, the Partnership or any Subsidiary, except transactions in the ordinary course of business or as otherwise disclosed in the registration statement and the prospectus.

             (s) The Company, the Partnership and each Subsidiary, as the case may be, has good and marketable title in fee simple to all real property and the improvements located thereon owned by it, free and clear of all liens, encumbrances, claims, security interest, restrictions and defects except such as are described in the registration statement or prospectus or the title insurance policies relating to such Properties. The leases to which the Company, the Partnership or any Subsidiary is a party, as the case may be (the "Leases"), are valid, subsisting and enforceable leases. The Leases conform in all material respects to the description thereof, if any, set forth in the registration statement and prospectus; and no notice has been given or material claim asserted by anyone adverse to the rights of the lessor under any of the Leases or affecting the right to the continued possession of the leased Property. The Company, the Partnership and each Subsidiary, as the case may be, have good title to all personal property owned by them, free and clear of all liens, security interests, pledges, charges, encumbrances, mortgages and defects, except such as are disclosed in the registration statement or prospectus or could have a Material Adverse Effect on the value of such property and do not interfere with the use made or proposed to be made of such property by the Company, the Partnership or any Subsidiary, as the case may be. Except as disclosed in the registration statement or prospectus, no person has an option or right of first refusal to purchase all or part of any Property or any interest therein. Each Property complies with all applicable codes, laws and regulations (including, without limitation, building and zoning codes, laws and regulations and laws relating to access to the Properties), except if and to the extent disclosed in the registration statement or prospectus and except for such failures to comply that would not individually or in the aggregate have a Material Adverse Effect on the Company, the Partnership and the Subsidiaries taken as a whole. None the Company, the Partnership or any Subsidiary has knowledge of any pending or threatened condemnation proceedings, zoning change, or other proceeding or action that will in any manner affect the size of, use of, improvements on, construction on or access to the Properties, except such proceedings or actions that would not have a Material Adverse Effect on the Company, the Partnership and the Subsidiaries taken as a whole.

             (t) None of the Company, the Partnership or any Subsidiary is in violation of its respective charter, bylaws, declaration of trust, certificate of limited partnership, partnership agreement, certificate of organization or limited liability company agreement, as the case may be, and no default exists, and no event has occurred, nor state of facts exists (which, with notice or after the lapse of time to cure or both) would constitute a default by the Company, the Partnership or any Subsidiary, and to the best knowledge of the Company, no other party thereto is in default, and no event has occurred, nor state of fact exists (which, with notice or after the lapse of time to cure or both), would constitute a default, in the due performance and observance of any obligation, agreement, term, covenant, consideration or condition contained in any indenture, mortgage, deed of trust, loan agreement, note, lease or other agreement or instrument to which any such entity is a party or to which any such entity or any of its properties is subject, except as may be properly described in the registration statement or prospectus or such as in the aggregate do not now have or will not in the future have a Material Adverse Effect on each such entity, respectively. None of the Company, the Partnership or any Subsidiary is in violation of, or in default with respect to, any statute, rule, regulation, order, judgment or decree, except as may be properly described in the prospectus or such as in the aggregate do not now have and will not in the future have a Material Adverse Effect on any such entity.

             (u) There is not pending or, to the best knowledge of the Company, Partnership or any Subsidiary, threatened, any action, suit, proceeding, inquiry or investigation against the Company, the Partnership or any Subsidiary or any of their respective officers and directors, trustees, general partners or members or to which the properties, assets or rights of any such entity are subject, before or brought by any court or governmental agency or body or board of arbitrators, which could result in any Material Adverse Effect on any such entity or which could adversely affect the consummation of the transactions contemplated by this Agreement.

             (v) The descriptions included in the registration statement and the prospectus of the contracts, leases and other legal documents therein described present fairly the information required to be shown, and there are no contracts, leases, or other documents of a character required to be described in the registration statement or the prospectus or document incorporated by reference therein, or to be filed as exhibits to the registration statement or any document incorporated by reference therein, which are not described or filed as required. To the best knowledge of the Company, the Partnership and the Subsidiaries, there are no statutes or regulations applicable to the Company, the Partnership or any Subsidiary or certificates, permits or other authorizations from governmental regulatory officials or bodies required to be obtained or maintained by the Company, the Partnership or any Subsidiary of a character required to be disclosed in the registration statement or the prospectus which have not been so disclosed and properly described therein. All agreements, if any, between the Company, the Partnership and the Subsidiaries, respectively, on the one hand, and third parties, on the other hand, expressly referenced in the prospectus are legal, valid and binding obligations of the Company, the Partnership or a Subsidiary, as the case may be, enforceable in accordance with their respective terms, except to the extent enforceability may be limited by bankruptcy, insolvency, reorganization or other laws of general applicability relating to or affecting creditors' rights and by general equitable principles.

             (w) Each of the Company, the Partnership and the Subsidiaries owns or possesses or has obtained all material permits, licenses, franchises, certificates, consents, orders, approvals and other authorizations of governmental or regulatory authorities or other entities as are necessary to own or lease, as the case may be, and to operate its respective assets and properties, including the Properties, and to carry on its business as presently conducted, or as contemplated in the prospectus to be conducted, and none of the Company, the Partnership or any Subsidiary has received any notice of proceedings relating to revocation or modification of any such licenses, permits, franchises, certificates, consents, orders, approvals or authorizations that could have a Material Adverse Effect.

             (x) Each of the Company, the Partnership, and the Subsidiaries owns or possesses adequate license or other rights to use all trademarks, service marks, trade names, copyrights, software and design licenses, trade secrets, other intangible property rights and know-how (collectively "Intangibles") necessary to entitle the Company, the Partnership or the Subsidiary, as the case may be, to conduct its respective business now, and as proposed to be conducted or operated as described in the prospectus, and none the Company, the Partnership or any Subsidiary has received notice of infringement or of conflict with (and knows of no such infringement of or conflict with) asserted rights of others with respect to any Intangibles which could have an Material Adverse Effect on the Company, the Partnership and the Subsidiaries taken as a whole.

             (y) To the best knowledge of the Company, the Partnership and the Subsidiaries, the Company's, the Partnership's and the Subsidiaries' system of internal accounting controls taken as a whole is sufficient to meet the broad objectives of internal accounting control insofar as those objectives pertain to the prevention or detection of errors or irregularities in amounts that would be material in relation to the Company's, the Partnership's or the Subsidiaries', financial statements; and, to the best knowledge of the Company, the Partnership and the Subsidiaries, none of the Company, the Partnership, the Subsidiaries, or any employee or agent thereof, has made any payment of funds of the Company, the Partnership or the Subsidiaries, as the case may be, or received or retained any funds and no funds of the Company, the Partnership or the Subsidiaries, as the case may be, have been set aside to be used for any payment, in each case in violation of any law, rule or regulation.

             (z)  Each  of the  Company,  the  Partnership  (to the  extent  not consolidated with the Company) and any Subsidiary (to the extent not consolidated with the Company), have filed on a timely basis all necessary federal, state, local and foreign income, personal property tax and franchise tax returns required to be filed through the date hereof and have paid all taxes shown as due thereon, and no tax deficiency has been asserted against any such entity, nor does any such entity know of any tax deficiency which is likely to be asserted against any such entity which if determined adversely to any such entity, could materially adversely affect the business, prospects, properties, assets, results of operations or condition

(financial or otherwise) of any such entity, respectively. All tax liabilities are adequately provided for on the respective books of such entities.

             (aa) The Company, the Partnership and the Subsidiaries maintain insurance (issued by insurers of recognized financial responsibility) of the types and in the amounts generally deemed adequate for their respective businesses and properties, including the Properties, and, to the best knowledge of the Company, the Partnership and the Subsidiaries, consistent with insurance coverage maintained by similar companies in similar businesses, including, but not limited to, insurance covering real and personal property, including the Properties, owned or leased by the Company, the Partnership and the Subsidiaries against theft, damage, destruction, acts of vandalism and all other risks customarily insured against all of which insurance is in full force and effect.

             (bb) The  Company,  the  Partnership  and the  Subsidiaries  are in
compliance in all material respects with all federal, state and local employment and labor laws, including, but not limited to, laws relating to non-discrimination in hiring, promotion and pay of employees; no labor dispute with the employees of the Company, the Partnership or any Subsidiary exists or, to the knowledge of the Company, the Partnership or any Subsidiary, is imminent or threatened; and none of the Company, Partnership or any Subsidiary is aware of any existing, imminent or threatened labor disturbance by the employees of any of its principal vendors or contractors that could result in a Material Adverse Effect.

             (cc) With respect to each employee benefit plan, program and arrangement (including, without limitation, any "employee benefit plan" as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) maintained or contributed to by the Company, the
Partnership or any Subsidiary, or with respect to which the Company, the Partnership or any Subsidiary could incur any liability under ERISA (collectively, the "Benefit Plans"), no event has occurred and, to the best knowledge of the Company, the Partnership or any Subsidiary, there exists no condition or set of circumstances, in connection with which the Company, the Partnership or any Subsidiary could be subject to any liability under the terms of such Benefit Plan, applicable law (including, without limitation, ERISA and the Internal Revenue Code of 1986, as amended (the "Code")) or any applicable agreement that could have a Material Adverse Effect.

             (dd) None of the Company, the Partnership or the Subsidiaries, or their officers, directors or affiliates has taken, directly or indirectly, any action designed to, or that might reasonably be expected to, cause or result in or constitute the stabilization or manipulation of any security of the Company or to facilitate the sale or resale of the Shares.

             (ee) The common shares of beneficial interest of the Company are registered pursuant to Section 12(b) of the Exchange Act and are listed on the New York Stock Exchange.

             (ff) None of the Company, the Partnership and the Subsidiaries have incurred any liability for a fee, commission or other compensation on account of the employment of a broker or finder in connection with the transactions contemplated by this Agreement other than as contemplated hereby or as described in the registration statement or prospectus.

             (gg)  Except  as  disclosed  in  the   registration   statement  or
prospectus, none of the Company or as specifically disclosed in the environmental assessment reports regarding the Properties acquired from affiliates of, or investors with, Jack H Pechter (copies of which have been provided to the Representatives) (collectively, the "Environmental Reports"), the Partnership or any Subsidiary (or, to the best knowledge of the Company, or the Partnership or any Subsidiary, any entity ("Selling Entity") from which the Company, the Partnership or any Subsidiary, as the case may be, acquired a Property) has authorized or conducted or has knowledge of the generation, transportation, storage, presence, use, treatment, disposal, release, or other handling of any hazardous substance, hazardous waste, hazardous material, hazardous constituent, toxic substance, pollutant, contaminant, asbestos, radon, polychlorinated biphenyls ("PCBs"), petroleum product or waste (including crude oil or any fraction thereof), natural gas, liquefied gas, synthetic gas or other material defined, regulated, controlled or potentially subject to any remediation requirement under any environmental law (collectively, "Hazardous Materials"), on, in, under or affecting any Properties or real property currently leased or owned (or real property proposed to be leased or owned) or by any means controlled by the Company, the Partnership or any Subsidiary, except as in material compliance with applicable laws; except as otherwise disclosed in the registration statement, the prospectus or as specifically disclosed in the Environmental Reports, to the best knowledge of the Company, the Partnership and the Subsidiaries, the Properties and the Company's, the Partnership's, the Subsidiaries operations with respect to the Properties are in compliance with all federal, state and local laws, ordinances, rules, regulations and other governmental requirements relating to pollution, control of chemicals, management of waste, discharges of materials into the environment, health, safety, natural resources, and the environment (collectively, "Environmental Laws"), and the Company, the Partnership and the Subsidiaries have, and are in compliance with, all licenses, permits, registrations and government authorizations necessary to operate under all applicable Environmental Laws. Except as otherwise disclosed in the registration statement, the prospectus or as specifically disclosed in the Environmental Reports, none of the Company, the Partnership or any Subsidiary has received any written or oral notice from any governmental entity or any other person and there is no pending or, to the best knowledge of the Company, the Partnership or any
Subsidiary, threatened, claim, litigation or any administrative agency proceeding that: (i) alleges a violation of any Environmental Law by the Company, the Partnership or any Subsidiary; (ii) alleges that the Company, the Partnership or any Subsidiary is a liable party or a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss.9601, et al., or any state superfund law; (iii) has resulted in or could result in the attachment of an environmental lien on any Property; or (iv) alleges that the Company, the Partnership or any Subsidiary is liable for any contamination of the environment, contamination of any Property, damage to natural resources, property damage, or personal injury based on their activities or the activities of their predecessors or third parties (whether at any Property or elsewhere) involving Hazardous Materials, whether arising under the Environmental Laws, common law principles, or other legal standards.

             (hh) The Company is organized in conformity with the requirements for qualification as a REIT under the Code, and the Company's method of operation enables it to meet the requirements for taxation as a REIT under the Code. The Partnership is treated as a partnership for federal income purposes and not as a corporation or an association taxable as a corporation.

             (ii) None of the Company, the Partnership or any Subsidiary will become as a result of the transactions contemplated hereby, or will conduct their respective businesses in a manner in which any such entity would become "an investment company," or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

             (jj) Neither the Partnership nor any Partnership Subsidiary is currently prohibited, directly or indirectly, from making distributions to the Company, from repaying to the Company or any REIT Subsidiary any loans or advances to the Partnership or Partnership Subsidiary or from transferring any of the Partnership's or any Partnership Subsidiary's property or assets to the Company or any REIT Subsidiary, except as described in the prospectus or the partnership agreement of the Partnership.

             (kk) The statements set forth in the prospectus under the captions "Prospectus Supplement Summary-Recent Developments," "Price Range of Shares and Distribution Policy-Dividend Reinvestment Plan," "Recent Developments,"
"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," "The Properties," "Description of the Debt Securities," "Description of Capital Stock," "Certain Provisions of Maryland Law and of the Company's Declaration of Trust and ByLaws," "Federal Income Tax Considerations" and "Certain Federal Income Tax Considerations" insofar as they purport to describe the provisions of the laws and documents referred to therein, are accurate and complete.

             (ll) The Company has complied, and until the completion of the distribution of the Shares, will comply with all of the provisions of (including, without limitation, filing all forms required by) Section 517.075 of the Florida Securities and Investor Protection Act and Regulation 3E-900.001 issued thereunder with respect to the offering and sale of the Shares.

             (mm) None of the officers, trustees or 5% or greater shareholders of the Company have any affiliation with the National Association of Securities Dealers, Inc. (the "NASD"), except as disclosed in the registration statement.

                  Any certificate signed by any officer of the Company on behalf of the Company, the Partnership or any Subsidiary and delivered to you or to counsel for the Underwriters shall be deemed a representation and warranty by such entity to each Underwriter as to the matters covered thereby.

         4. Agreements of the Company. The Company agrees with the several Underwriters as follows:

             (a) If, at the time this Agreement is executed and delivered, it is necessary for a post-effective amendment to the registration statement to be declared effective before the offering of the Shares may commence, the Company will endeavor to cause such post-effective amendment to become effective as soon as possible and will advise you promptly and, if requested by you, will confirm such advice in writing, when such post-effective amendment has become effective.

             (b) The Company will advise you promptly and, if requested by you, will confirm such advice in writing: (i) of any request by the Commission for amendment of or a supplement to the registration statement, any pre-pricing prospectus supplement or the prospectus or for additional information; (ii) of the issuance by the Commission of any stop order suspending the effectiveness of the registration statement or of the suspension of qualification of the Shares for offering or sale in any jurisdiction or the initiation of any proceeding for such purpose; and (iii) within the period of time referred to in paragraph (f) below, of any change in the Company's, the Partnership's and the Subsidiaries condition (financial or other), business, prospects, properties, net worth or results of operations, or of the happening of any event, which makes any statement of a material fact made in the registration statement or the prospectus (as then amended or supplemented) untrue or which requires the making of any additions to or changes in the registration statement or the prospectus (as then amended or supplemented) in order to state a material fact required by the Act or the regulations thereunder to be stated therein or necessary in order to make the statements therein not misleading, or of the necessity to amend or supplement the prospectus (as then amended or supplemented) to comply with the Act or any other law. If at any time the Commission shall issue any stop order suspending the effectiveness of the registration statement, the Company will make every reasonable effort to obtain the withdrawal of such order at the earliest possible time.

             (c) The Company will furnish to you, without charge, (i) one copy of the registration statement as originally filed with the Commission and of each amendment thereto, including financial statements and all exhibits thereto,
(ii) such number of conformed copies of the registration statement as originally filed and of each amendment thereto, but without exhibits, as you may reasonably request, (iii) such number of copies of the documents incorporated by reference, without exhibits, as you may reasonably request, and (iv) five copies of the exhibits to the documents incorporated by reference.

             (d) The Company will not file any amendment to the registration statement or make any amendment or supplement to the prospectus or, prior to the end of the period of time referred to in the first sentence in subsection (f) below, file any document which upon filing, becomes a document incorporated by reference therein, of which you shall not previously have been advised or to which, after you shall have received a copy of the document proposed to be filed, you shall reasonably object.

             (e) Prior to the execution and delivery of this Agreement, the Company has delivered to you, without charge, in such quantities as you have requested, copies of the pre-pricing prospectus supplement. The Company consents to the use, in accordance with the provisions of the Act and with the securities or Blue Sky laws of the jurisdictions in which the Shares are offered by the several Underwriters and by dealers, prior to the date of the prospectus, of each pre-pricing prospectus supplement so furnished by the Company.

             (f) As soon after the execution and delivery of this Agreement as possible and thereafter from time to time for such period as in the opinion of counsel for the Underwriters a prospectus is required by the Act to be delivered in connection with sales by any Underwriter or dealer, the Company will expeditiously deliver to each Underwriter and each dealer, without charge, as many copies of the prospectus (and of any amendment or supplement thereto) as you may reasonably request. Subject to the provisions of subsection (g) below, the Company consents to the use of the prospectus (and of any amendment or supplement thereto) in accordance with the provisions of the Act and with the securities or Blue Sky laws or real estate syndication laws of the jurisdictions in which the Shares are offered by the several Underwriters and by all dealers to whom Shares may be sold, both in connection with the offering and sale of the Shares and for such period of time thereafter as the prospectus is required by the Act to be delivered in connection with sales by any Underwriter or dealer. If during such period of time any event shall occur that in the judgment of the Company or in the opinion of counsel for the Underwriters is required to be set forth in the prospectus (as then amended or supplemented) or should be set forth therein in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, or if it is necessary to supplement or amend the prospectus (or to file under the Exchange Act any document which, upon filing, becomes a document incorporated by reference therein) in order to comply with the Act or any other law, the Company will forthwith prepare and, subject to the provisions of paragraph (d) above, file with the Commission an appropriate supplement or amendment thereto (or to such document), and will expeditiously furnish to the Underwriters and dealers a reasonable number of copies thereof In the event that the Company and you, as Representatives of the several Underwriters, agree that the prospectus should be amended or supplemented, the Company, if requested by you, will promptly issue a press release announcing or disclosing the matters to be covered by the proposed amendment or supplement.

             (g) The Company will cooperate with you and with counsel for the Underwriters in connection with the registration or qualification of the Shares for offering and sale by the several Underwriters and by dealers under the securities or Blue Sky laws or real estate syndication laws of such jurisdictions as you may designate and will file such consents to service of process or other documents necessary or appropriate in order to effect such registration or qualification and continue such qualification in effect so long as required for distribution of the Shares; provided that in no event shall the Company be obligated to qualify to do business in any jurisdiction where it is not now so qualified or to take any action which would subject it to service of process in suits or taxation, other than those arising out of the offering or sale of the Shares, in any jurisdiction where it is not now so subject.

             (h) The Company will make generally available to its shareholders a consolidated earnings statement, which need not be audited, covering a twelve-month period commencing after the effective date of the registration statement and ending not later than 15 months thereafter, as soon as practicable after the end of such period, which consolidated earnings statement shall satisfy the provisions of Section 11 (a) of the Act.

             (i) The Company will furnish to its shareholders, as soon as practicable after the end of each respective period, annual reports (including financial statements audited by independent public accountants) and unaudited quarterly reports of operations for each of the first three quarters of the fiscal year, and during the period of three years hereafter, the Company will furnish to you (i) concurrently with mailing or filing, a copy of each report of the Company mailed to shareholders or filed with the Commission, and (ii) from time to time such other information concerning the Company as you may reasonably request.

             (j) Whether or not the transactions contemplated by this Agreement are consummated or this Agreement is terminated, the Company will pay, or reimburse if paid by the Representatives, all costs and expenses incident to the performance of the obligations of the Company under this Agreement, including but not limited to costs and expenses of or relating to (1) the preparation, printing and filing of the pre-pricing prospectus supplements and any amendment or supplement to the registration statement or the prospectus, (2) the preparation and delivery of certificates representing the Shares, (3) the word processing, printing and reproduction of this Agreement, the Agreement Among Underwriters, any Selected Dealer Agreements and any Underwriters' Questionnaire, (4) furnishing (including costs of shipping, mailing and courier) such copies of the registration statement, the prospectus and any pre-pricing prospectus supplement, and all amendments and supplements thereto, as may be requested for use in connection with the offering and sale of the Shares by the Underwriters or by dealers to whom Shares may be sold, (5) the listing of the Shares on the New York Stock Exchange, (6) any filings required to be made by the Underwriters with the NASD, and the fees, disbursements and other charges of counsel for the Underwriters in connection therewith, (7) the registration or qualification of the Shares, if required, and the filing of notices and materials, for offer and sale under the securities or Blue Sky laws of such jurisdictions designated pursuant to Section 5(f), including the fees, disbursements and other charges of counsel to the Underwriters in connection therewith, and the preparation and printing of preliminary, supplemental and final Blue Sky memoranda, if any, (8) the Company's counsel, (9) the transfer agent for the Shares and (10) the Company's accountants.

             (k) If this Agreement shall terminate or shall be terminated after execution pursuant to any provisions hereof (otherwise than pursuant to Section 10 hereof or by notice given by you terminating this Agreement pursuant to
Section 9 or Section 10 hereof) or if this Agreement shall be terminated by the Underwriters because of any failure or refusal on the part of the Company to comply with the terms or fulfill any of the conditions of this Agreement to be complied with or fulfilled by the Company, the Company agrees to reimburse the Representatives for all reasonable out-of-pocket expenses (including fees and expenses of counsel for the Underwriters) incurred by you in connection herewith.

             (l) The Company will apply the net proceeds from the sale of the Shares substantially in accordance with the description set forth under the caption "Use of Proceeds" in the prospectus.

             (m) The Company will timely file the prospectus pursuant to Rule 424(b) under the Act and will advise you of the time and manner of such filing.

             (n) Except as provided in this Agreement, the Company will not sell, offer to sell, solicit an offer to buy, contract to sell, grant any option to purchase (other than options granted pursuant to the Company's Omnibus Share Plan and 1995 Stock Option Plan), or otherwise transfer or dispose of any shares of beneficial interest or any other securities convertible into, or exercisable or exchangeable for shares of beneficial interest for a period of 90 days after the date of the Prospectus, without the prior written consent of Legg Mason Wood Walker, Incorporated; provided, however, that the foregoing shall not prohibit the Company or the Partnership from issuing shares of beneficial interest or Units or other convertible securities in connection with the acquisition of properties or issue shares of beneficial interest upon conversion of the Company's 7.625% convertible subordinated debentures due 2003 (the "Debentures").

             (o) The Company has furnished or will furnish to you "lock-up" letters in form and substance satisfactory to you, signed by each of its current executive officers and trustees named in the prospectus.

             (p) Except as stated in this Agreement and in any pre-pricing prospectus supplement and prospectus, the Company has not taken, nor will take, directly or indirectly, any action designed to or that might reasonably be expected to cause or result in stabilization or manipulation of the price of the common shares of beneficial interest of the Company to facilitate the sale or resale of the Shares.

         5. Conditions of Underwriters' Obligations. The several obligations of the Underwriters to purchase the Firm Shares hereunder are subject to the following conditions:

             (a) If, at the time this Agreement is executed and delivered, it is necessary for a post-effective amendment to the registration statement to be declared effective before the offering of the Shares may commence, such post-effective amendment shall have become effective not later than 5:30 P.M., New York City time, on the date hereof, or at such later date and time as shall be consented to in writing by you, and all filings, if any, required by Rule 424 under the Act shall have been timely made; no stop order suspending the effectiveness of the registration statement shall have been issued and no proceeding for that purpose shall have been instituted or, to the knowledge of the Company or any Underwriter, threatened by the Commission, and any request of the Commission for additional information (to be included in the registration statement or the prospectus or otherwise) shall have been complied with to your satisfaction.

             (b) Subsequent to the effective date of this Agreement, there shall not have occurred (i) any change, or any development involving a prospective change, in or affecting the condition (financial or other), business, properties, net worth, or results of operations of the Company, the Partnership and the Subsidiaries taken as a whole not contemplated by the prospectus, which in your reasonable opinion, as Representatives of the several Underwriters, would materially, adversely affect the market for the Shares, (ii) any event or development relating to or involving the Company, the Partnership or any Subsidiary or any officer or director of the Company which makes any statement made in the prospectus untrue or which, in the reasonable opinion of the Company and its counsel or the Underwriters and their counsel, requires the making of any addition to or change in the prospectus in order to state material fact required by the Act or any other law to be stated therein or necessary in order to make the statements therein not misleading, if amending or supplementing the prospectus to reflect such event or development would, in your reasonable opinion, as Representatives of the several Underwriters, materially adversely affect the market for the Shares, or (iii) any suspension of trading in any of the equity securities of the Company by the Commission, the NASD or the New York Stock Exchange.

             (c) You shall have received on the Closing Date, an opinion of Gordon, Feinblatt, Rothman, Hoffberger & Hollander, counsel for the Company and the Partnership, dated the Closing Date and addressed to you, as Representatives of the several Underwriters, to the effect that:

                 (i) The Company has been duly organized and is validly existing as a REIT in good standing under the laws of the State of Maryland with full power and authority to own and lease its assets and properties, including the Properties owned by it, and to conduct its business as now conducted as described in the prospectus; and each of the REIT Subsidiaries is duly organized and is validly existing and in good standing under the laws of the jurisdiction of its organization, with power and authority to own or lease its assets and properties, including the Properties owned by it, and conduct its business as described in the prospectus. The outstanding shares of capital stock, partnership interests or limited liability company interests of each REIT Subsidiary have been duly authorized and validly issued and are fully paid and nonassessable and, to the extent described in the registration statement or prospectus, are owned by the Company or a REIT Subsidiary; and, to the best of such counsel's knowledge, are owned free and clear of all liens, encumbrances and claims, and no options, warrants or other rights to purchase, agreements or other obligations to issue or other rights to convert any obligations into shares of capital stock, partnership interests or limited liability company interests, as the case may be, in the REIT Subsidiaries are outstanding. The Company and each REIT Subsidiary are qualified to transact business and are in good standing (i) in the jurisdiction in which it has its principal place of business and (ii) in all other jurisdictions in which the nature of the activities conducted by it or the character of the assets and properties, including the Properties, owned or leased by it makes such licensing or qualification necessary except where the failure to so license or qualify in any such other jurisdiction will not have a Material Adverse Effect on the Company or such REIT Subsidiary.

                 (ii) The Partnership is a limited partnership duly formed and validly existing under the Maryland Act with the partnership power and authority to own and lease its properties and to conduct its business as now conducted as described in the prospectus; and each of the Partnership Subsidiaries is duly organized and is validly existing and in good standing under the laws of the jurisdiction of its organization, with power and authority to own or lease its assets and properties, including the Properties owned by it, and conduct its business as described in the prospectus. The outstanding shares of capital stock, partnership interests or limited liability company interests of each Partnership Subsidiary have been duly authorized and validly issued and are fully paid and nonassessable and, to the extent described in the registration statement or prospectus, are owned by the Partnership or a Partnership Subsidiary; and, to the best of such counsel's knowledge, are owned free and clear of all liens, encumbrances and claims, and no options, warrants or other rights to purchase, agreements or other obligations to issue or other rights to convert any obligations into shares of capital stock, partnership interests or limited liability company interests, as the case may be, in the Partnership Subsidiaries are outstanding. The Partnership and each Partnership Subsidiary are qualified to transact business and are in good standing (i) in the jurisdiction in which it has its principal place of business and (ii) in all other jurisdictions in which the nature of the activities conducted by it or the character of the assets and properties, including the Properties, owned or leased by it makes such licensing or qualification necessary except where the failure to so license or qualify in any such other jurisdiction will not have a Material Adverse Effect on the Partnership or such Partnership Subsidiary. The Company is the sole general partner of the Partnership.

                 (iii) The Company has full power and authority to enter into this Agreement, to issue, sell and deliver the Shares as provided herein and to consummate the transactions contemplated herein. This Agreement has been duly authorized by all necessary action and has been executed and delivered by the Company and, assuming due authorization, execution and delivery by the
Underwriters, constitutes a valid and binding agreement of the Company, enforceable in accordance with its terms, except to the extent enforceability may be limited by bankruptcy, insolvency, moratorium, reorganization or other laws affecting the rights of creditors generally and by principles of equity, whether considered at law or in equity, and except to the extent that enforcement of the indemnification and contribution provisions set forth in
Section 8 of this Agreement may be limited by federal or state securities laws or the public policy underlying such laws.

                 (iv) The Partnership has the partnership power and authority to enter into this Agreement and to consummate the transactions contemplated herein. This Agreement has been duly authorized by all necessary partnership action and has been executed and delivered on behalf of the Partnership and, assuming due authorization, execution and delivery by the Underwriters, constitutes a valid and binding agreement of the Partnership enforceable in accordance with its terms, except to the extent enforceability may be limited by bankruptcy, insolvency, moratorium, reorganization or other laws affecting the rights of creditors generally and by principles of equity, whether considered at law or in equity, and except to the extent that enforcement of the indemnification and contribution provisions set forth in Section 8 of this Agreement may be limited by federal or state securities laws or the public policy underlying such laws.

                 (v) Each consent, approval, authorization, order, license, certificate, permit, registration, designation or filing by or with any governmental agency or body necessary for the valid authorization, issuance, sale and delivery of the Shares, the execution, delivery and performance of this Agreement and the consummation by the Company and the Partnership of the transactions contemplated hereby to which either the Company or the Partnership is a party, has been made or obtained and is in full force and effect, except such as may be necessary under state securities or real estate syndication laws or required by the NASD in connection with the purchase and distribution of the Shares by the Underwriters, as to which such counsel need express no opinion.

                 (vi) Neither the issuance,  sale and delivery by the Company of the Shares, nor the execution, delivery and performance of this Agreement nor the consummation of the transactions contemplated hereby, will (a) violate the declaration of trust, certificate of limited partnership or partnership agreement, as the case may be, or any such entity, as applicable; (b) constitute a default under any contract or agreement filed or incorporated by reference as an exhibit to the registration statement; (c) to such counsel's knowledge, violate any applicable statute, judgment, decree, order, rule or regulation of any court or governmental agency or body; or (d) to such counsel's knowledge, result in the creation or imposition of any lien, charge, claim or encumbrance upon any property or asset of any of the Company or the Partnership.

                 (vii) The Shares to be issued and sold to the Underwriters hereunder have been validly authorized by the Company. When issued and delivered against payment therefor as provided in this Agreement, such Shares will be validly issued, fully paid and nonassessable. No preemptive rights of shareholders exist with respect to any of the Shares. To such counsel's knowledge, no person or entity holds a right to require or participate in the registration under the Act of the Shares pursuant to the registration statement; and, to such counsel's knowledge, except as set forth in the registration statement or prospectus, no person or entity holds a right to require registration under the Act of any shares of beneficial interest of the Company at any other time. To such counsel's knowledge, no person or entity has a right of participation or first refusal with respect to the sale of the Shares by the Company. The form of certificates evidencing the Shares complies with all application requirements of Maryland law.

                 (viii) The Company has authorized capital securities as set forth in the prospectus under the caption "Capitalization." All of the issued shares of beneficial interest of the Company have been duly authorized and validly issued, are fully paid and nonassessable. None of the issued shares of beneficial interest of the Company has been issued or is owned or held in violation of any preemptive rights of shareholders. All sales of the Company's capital securities prior to the date hereof were at all relevant times duly registered under the Act or were exempt from the registration requirements of the Act by reason of Sections 3(b), 4(2) or 4(6) thereof and were duly registered or were issued pursuant to an available exemption from the registration requirements of the applicable state securities or blue sky laws, provided, however, that such counsel need not express any opinion with respect to the registration or availability of an exemption under applicable state securities or blue sky laws for shares of beneficial interest issued pursuant to an underwritten public offering. To the knowledge of such counsel, except as included in the prospectus, there is no outstanding option, warrant or other right calling for the issuance of, and no commitment, plan or arrangement to issue, any shares of beneficial interest of the Company or any security convertible or exchangeable for shares of beneficial interest of the Company other than the Debentures, the issuance of common shares of beneficial interest of the Company in exchange for Units of the Partnership, at the option of the Company, pursuant to the partnership agreement, as amended and restated, of the Partnership, and the issuance of common shares of beneficial interest of the Company upon exercise of options granted under the Omnibus Share Plan and 1995 Stock Option Plan of the Company.

                 (ix) All of the issued Units of the Partnership have been duly authorized and validly issued and are fully paid and nonassessable. To such counsel's knowledge, none of the issued Units has been issued or is owned or held in violation of any preemptive rights. The issuance of the outstanding Units were exempt from the registration requirements of the Act and any applicable state securities laws.

                 (x) To such counsel's knowledge, except as set forth in the registration statement or prospectus, none of the Company, the Partnership or any Subsidiary owns or leases any real property.

                 (xi) To such counsel's knowledge and except as described in the registration statement or prospectus, there is not pending or threatened, any action, suit, proceeding, inquiry or investigation against the Company, the Partnership or any Subsidiary or any of their respective officers, directors, trustees or general partners or to which the properties, assets or rights of any such entity are subject, which, if determined adversely to any such entity, would individually or in the aggregate have a Material Adverse Effect on any such entity, respectively.

                 (xii) The descriptions in the registration statement and the prospectus of the leases and each other document filed as an exhibit with the Commission present fairly the information required to be shown or described and there are no contracts, leases or other documents known to such counsel of a character required to be described in the registration statement or the prospectus or to be filed as exhibits with the Commission, which are not described or filed as required. There are no statutes or regulations applicable to the Company, the Partnership or any Subsidiary or certificates, permits or other authorizations from governmental regulatory officials or bodies required to be obtained or maintained by any such entity, known to such counsel, of a character required to be disclosed in the registration statement or the prospectus which have not been so disclosed and properly described therein.

                 (xiii) The Company is organized in conformity with the requirements for qualification as a REIT pursuant to Sections 856 through 860 of the Code, and the Company's method of operation enables it to meet the requirements for qualification and taxation as a REIT under the Code. The Partnership is treated as a partnership for federal income purposes and not as a corporation or an association taxable as a corporation.

                 (xiv) The registration statement has become effective under the Act and, to the knowledge of such counsel, no stop order suspending the effectiveness of the registration statement has been issued and no proceeding for that purpose has been instituted or is pending or contemplated under the Act. Other than financial statements and other financial and operating or statistical data and schedules contained therein, as to which counsel need express no opinion, the registration statement, all pre-pricing prospectus supplement, the prospectus and any amendment or supplement thereto, and each document incorporated by reference therein, appear on their face to conform as to form in all material respects with the requirements of the Act or the Exchange Act, as the case may be, and the respective Rules and Regulations thereunder promulgated by the Commission.

                 (xv) Such counsel has no reason to believe that the registration statement, the prospectus or any document incorporated by reference therein, or any further amendment thereto made on or prior to the Closing Date, on its effective date and as of the Closing Date, contained or contains any untrue statement of a material fact or omitted or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading, or that the pre-pricing prospectus supplement, prospectus, or any amendment or supplement thereto, or document incorporated by reference therein on or prior to the Closing Date, as of its issue date and as of the Closing Date, contained or contains any untrue statement of a material fact or omitted or omits to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading (provided that such counsel need express no belief regarding the financial statements and operating and statistical, operating or pro forma data and related schedules contained in the registration statement, any document incorporated by reference therein, any amendment thereto, or the prospectus, or any amendment or supplement thereto).

                 (xvi) The documents incorporated by reference in the registration statement, any pre-pricing prospectus supplement and the prospectus (other than the financial statements and statistical, operating or pro form data and related schedules therein, as to which such counsel need express no opinion) when they were filed with the Commission complied on their face as to form in all material respects with the requirements of the Act, the Exchange Act, and the Rules and Regulations of the Commission thereunder; and nothing has come to such counsel's attention which causes them to believe that any of such documents incorporated by reference (other than the financial statements and statistical, operating or pro forma data and related schedules therein, as to which such counsel need express no belief), when such documents were so filed with the Commission, contained an untrue statement of material factor or omitted to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made when such documents were so filed, not misleading.

                 (xvii) None of the Company, the Partnership and the Subsidiaries are, or solely as a result of the consummation of the transactions contemplated hereby will become, an "investment company," or a company "controlled" by an "investment company, " within the meaning of the Investment Company Act of 1940, as amended.

                 (xviii) The descriptions of statutes, regulations, legal or governmental proceedings included in the registration statement and prospectus, are accurate and present fairly a summary of the information required to be disclosed under the Act and the Rules and Regulations promulgated by the Commission. The information in the prospectus under the captions "Prospectus Supplement Summary-Recent Developments," "Price Range of Shares and Distribution Policy-Dividend Reinvestment Plan," "Recent Developments," "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," "The Properties," "Description of the Debt Securities," "Description of Capital Stock," "Certain Provisions of Maryland Law and of the Company's Declaration of Trust and ByLaws," "Federal Income Tax Considerations" and "Certain Federal Income Tax Considerations" to the extent that it constitutes matters of law or legal conclusions, or descriptions of documents, has been reviewed by such counsel, is correct and presents fairly the information required to be disclosed therein under the Act and the Rules and Regulations promulgated by the Commission.

                 (xix) To such counsel's knowledge, the conditions for use of a registration statement on Form S-3 set forth in the General Instructions to Form S-3 have been satisfied with respect to the Company and the transactions contemplated by this Agreement and the registration statement.

                 (xx) Such counsel has been advised that the common shares of beneficial interest of the Company are listed for trading on the New York Stock Exchange.

                  In rendering their opinion as aforesaid, counsel may rely upon an opinion or opinions, each dated the Closing Date, of other counsel retained by them or the Company as to laws of any jurisdiction other than the United States and jurisdictions in which they are admitted, provided that (1) each such local counsel is acceptable to the Representatives, (2) such reliance is expressly authorized by each opinion so relied upon and a copy of each such opinion is delivered to the Representatives and is, in form and substance satisfactory to them and their counsel, and (3) counsel shall state in their opinion that they believe that they and the Underwriters are justified in relying thereon.

                  In addition to the above opinions, Gordon, Feinblatt Rothman, Hoffberger & Hollander shall deliver to the Underwriters at the Closing and Option Closing Dates, as the case may be, a tax opinion, in form and substance acceptable to the Underwriters, with respect to the qualification of the Company as a REIT under the provisions of the Code and the other matters set forth under the captions "Federal Income Tax Considerations" and "Certain Federal Income Tax Considerations" in the prospectus.

             (d) You shall have received on the Closing Date an opinion of Wilmer, Cutler & Pickering, counsel for the Underwriters, dated the Closing Date and addressed to you, as Representatives of the several Underwriters, with respect to the matters referred to in clauses (iii), (vii), (xiv) and (xv) of the foregoing paragraph (c) and such other related matters as you may request.

             (e) You shall have received letters addressed to you, as Representatives of the several Underwriters, and dated the date hereof and the Closing Date from KPMG Peat Marwick LLP, independent certified public accountants, and Scheiner, Mister & Grandizio, P.A., independent certified public accountants, substantially in the forms heretofore approved by you.

             (f)(i)  No  stop  order   suspending  the   effectiveness   of  the
registration statement shall have been issued and no proceedings for that purpose shall have been taken or, to the knowledge of the Company, shall be contemplated by the Commission at or prior to the Closing Date; (ii) there shall not have been any material change in the capital stock of the Company nor any material increase in the consolidated short-term or long-term debt of the Company (other than in the ordinary course of business) from that set forth or contemplated in the registration statement or the prospectus (or any amendment or supplement thereto); (iii) there shall not have been, since the respective dates as of which information is given in the registration statement and the prospectus (or any amendment or supplement thereto), except as may otherwise be stated in the registration statement and prospectus (or any amendment or supplement thereto), any material adverse change in the condition (financial or other), business, prospects, properties, net worth or results of operations of the Company or the Partnership taken as a whole; (iv) the Company and the Partnership, shall not have any liabilities or obligations, direct or contingent (whether or not in the ordinary course of business), that are material to the Company and the Partnership, taken as a whole, other than those reflected in the registration statement or the prospectus (or any amendment or supplement thereto); (v) no litigation has been instituted, or to our knowledge, threatened against the Company of a character required to be disclosed in the registration statement which is not so disclosed; (vi) no material contract is required to be filed as an exhibit to the registration statement that has not been filed; and
(vii) all the representations and warranties of the Company and the Partnership contained in this Agreement shall be true and correct on and as of the date hereof and on and as of the Closing Date or the Option Closing Date, as the case may be, as if made on and as of the Closing Date or Option Closing Date, and you shall have received a certificate, dated the Closing Date or the Option Closing Date, as the case may be, and signed by the chief executive officer and the chief financial officer of the Company and similar officers of the Company as general partner of the Partnership (or such other officers as are acceptable to you), to the effect set forth in this Sections 5(f), 5(g) and 5(h) hereof.

             (g) The Company shall not have failed at or prior to the Closing Date to have performed or complied with any of its agreements herein contained and required to be performed or complied with by it hereunder at or prior to the Closing Date.

             (h) The officers of the Company have carefully examined the registration statement, the pre-pricing prospectus supplement and the prospectus and, in such officers' opinions, as of the effective date of the registration statement, the statements contained in the registration statement, including any document incorporated by reference therein, were true and correct, and such registration statement and any prospectus or any document incorporated by reference therein did not omit to state a material fact required to be stated therein not misleading and, in his opinion, since the effective date of the registration statement, no event has occurred which should have been set forth in a supplement to or an amendment of the prospectus which has not been so set forth in such supplement or amendment or incorporated by reference in the prospectus.

             (i) The Shares shall have been listed for trading on the New York Stock Exchange.

             (j) The NASD, upon a review of the terms of the public offering of the Shares, if required, shall not have objected to such offering, such terms or the Underwriters' participation in the same.

             (k) The Company shall have furnished or caused to be furnished to you such further certificates and documents as you shall have reasonably requested.

             All such opinions, certificates, letters and other documents will be in compliance with the provisions hereof only if they are satisfactory in form and substance to you and your counsel in your reasonable discretion.

             The several obligations of the Underwriters to purchase Option Shares hereunder are subject to the satisfaction on and as of any Option Closing Date of the conditions set forth in this Section 6, except that, if any Option Closing Date is other than the Closing Date, the certificates, opinions and letters referred to in paragraphs (c) through (h) shall be dated the Option Closing Date in question and the opinions called for by paragraphs (c) and (d) shall be revised to reflect the sale of Option Shares.

         6. Conditions of the Obligations of the Company. The obligations of the Company to sell and deliver the Shares as and when specified in this Agreement are subject to the conditions that at the Closing Date or the Option Closing Date, as the case may be, no stop order suspending the effectiveness of the registration statement shall have been issued and in effect or proceedings therefor initiated or threatened.

         7. Expenses. The Company agrees to pay the following costs and expenses and all other costs and expenses incident to the performance by it of its obligations hereunder: (i) the preparation, printing or reproduction, and filing with the Commission of the registration statement (including financial statements and exhibits thereto), each pre-pricing prospectus supplement, the prospectus, and each amendment or supplement to any of them; (ii) the printing (or reproduction) and delivery (including postage, air freight charges and charges for counting and packaging) of such copies of the registration statement, each pre-pricing prospectus supplement, the prospectus, and all amendment or supplements to any of them as may be reasonably requested for use in connection with the offering and sale of the Shares; (iii) the preparation, printing, authentication, issuance and delivery of certificates for the Shares, including any stamp taxes in connection with the original issuance and sale of the Shares; (iv) the reproduction and delivery of this Agreement, the preliminary and supplemental Blue Sky Memoranda, if any, and all other agreements or documents reproduced and delivered in connection with the offering of the Shares; (v) the listing of the Shares on the New York Stock

Exchange; (vi) the registration or qualification of the Shares, if required, and the filing of other notices or materials, for offer and sale under the securities or Blue Sky laws or real estate syndication laws of the several states as provided in Section 4(g) hereof (including the reasonable fees, expenses and disbursements of counsel for the Underwriters relating to the preparation, reproduction, and delivery of the preliminary and supplemental Blue Sky Memoranda and such registration and qualification); (vii) the filing fees and the fees and expenses of counsel for the underwriters in connection with any filings required to be made with the NASD; (viii) the transportation and other expenses incurred by or on behalf of Company representatives in connection with presentations to prospective purchasers of the Shares; (ix) the fees and expenses of the Company's accountants and the fees and expenses of counsel (including local and special counsel) for the Company.

         8. Indemnification.

             (a) The Company and the Partnership, jointly and severally, indemnify and hold harmless each Underwriter, the directors, officers, employees and agents of each Underwriter and each person, if any, who controls each Underwriter within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, from and against any and all losses, claims, liabilities, expenses and damages (including, without limitation, any and all investigative, legal and other expenses reasonably incurred in connection with, and any and all amounts paid in settlement of, any action, suit or proceeding between any of the indemnified parties and any indemnifying parties or between any indemnified party and any third party, or otherwise, or any claim asserted, which settlement has been approved by the indemnifying party), as and when incurred, to which any Underwriter, or any such person, may become subject under the Act, the Exchange Act or other Federal or state statutory law or regulation, at common law or otherwise, insofar as such losses, claims, liabilities, expenses or damages arise out of or are based on (i) any untrue statement or alleged untrue statement of a material fact contained in any pre-pricing prospectus supplement, the registration statement or the prospectus or any amendment or supplement to the registration statement or the prospectus, or in any application or other document executed by or on behalf of the Company or based on written information furnished by or on behalf of the Company filed in any jurisdiction in order to qualify the Shares under the securities laws thereof or filed with the Commission, (ii) the omission or alleged omission to state in such document a material fact required to be stated in it or necessary to make the statements in it not misleading, or (iii) any act or failure to act by any Underwriter in connection with, or relating in any manner to, the Shares or the offering contemplated hereby, and which is included as part of or referred to in any loss, claim, liability, expense or damage arising out of or based upon matters covered by clause (i) or (ii) above (provided that the Company shall not be liable under this clause (iii) to the extent it is finally judicially determined by a court of competent jurisdiction that such loss, claim, liability, expense or damage resulted directly from any such acts or failures to act undertaken or omitted to be taken by such underwriter through its negligence or willful misconduct), provided that the Company and the Partnership will not be liable to the extent that such loss, claim, liability, expense or damage arises from the sale of the Shares in the public offering to any person by an Underwriter and is based on an untrue statement or omission or alleged untrue statement or omission made in reliance on and in conformity with information relating to any Underwriter furnished in writing to the Company by the Representatives on behalf of any Underwriter expressly for inclusion in the registration statement, any pre-pricing prospectus supplement or the prospectus. This indemnity agreement will be in addition to any liability that the Company or Partnership might otherwise have to any person who is an indemnified party hereunder.

             (b) Each Underwriter will indemnify and hold harmless the Company, the Partnership, each person, if any, who controls the Company or the Partnership within the meaning of Section 15 of the Act or Section 20 of the Exchange Act, each director of the Company and each officer of the Company who signs the registration statement to the same extent as the foregoing indemnity from the Company and the Partnership to each Underwriter, but only insofar as losses, claims, liabilities, expenses or damages arise out of or are based on any untrue statement or omission or alleged untrue statement or omission made in reliance on and in conformity with information relating to any Underwriter furnished in writing to the Company by the Representatives on behalf of such Underwriter expressly for use in the registration statement, pre-pricing prospectus supplement or the prospectus. This indemnity will be in addition to any liability that each Underwriter might otherwise have; provided, however, that in no case shall any Underwriter be liable or responsible for any amount in excess of the underwriting discounts and commissions received by such Underwriter.

             (c) Any party that proposes to assert the right to be indemnified under this Section 8 will, promptly after receipt of notice of commencement of any action against such party in respect of which a claim is to be made against an indemnifying party or parties under this Section 8, notify each such indemnifying party of the commencement of such action, enclosing a copy of all papers served, but the omission so to notify such indemnifying party will not relieve it from any liability that it may have to any indemnified party under the foregoing provisions of this Section 8 unless, and only to the extent that, such omission results in the forfeiture of substantive rights or defenses by the indemnifying party. If any such action is brought against any indemnified party and it notifies the indemnifying party of its commencement, the indemnifying party will be entitled to participate in and, to the extent that it elects by delivering written notice to the indemnified party promptly after receiving notice of the commencement of the action from the indemnified party, jointly with any other indemnifying party similarly notified, to assume the defense of the action, with counsel reasonably satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of its election to assume the defense, the indemnifying party will not be liable to the indemnified party for any legal or other expenses except as provided below and except for the reasonable costs of investigation subsequently incurred by the indemnified party in connection with the defense. The indemnified party will have the right to employ its own counsel in any such action, but the fees, expenses and other charges of such counsel will be at the expense of such indemnified party unless (1) the employment of counsel by the indemnified party has been authorized in writing by the indemnifying party, (2) the indemnified party has reasonably concluded (based on advice of counsel) that there may be legal defenses available to it or other indemnified parties that are different from or in addition to those available to the indemnifying party, (3) a conflict or potential conflict exists (based on advice of counsel to the indemnified party) between the indemnified party and the indemnifying party (in which case the indemnifying party will not have the right to direct the defense of such action on behalf of the indemnified party) or (4) the indemnifying party has not in fact employed counsel to assume the defense of such action within a reasonable time after receiving notice of the commencement of the action, in each of which cases the reasonable fees, disbursements and other charges of counsel will be at the expense of the indemnifying party or parties. It is understood that the indemnifying party or parties shall not, in connection with any proceeding or related proceedings in the same jurisdiction, be liable for the reasonable fees, disbursements and other charges of more than one separate firm admitted to practice in such jurisdiction at any one time for all such indemnified party or parties. All such fees, disbursements and other charges will be reimbursed by the indemnifying party promptly as they are incurred. An indemnifying party will not be liable for any settlement of any action or claim effected without its written consent (which consent will not be unreasonably withheld). No indemnifying party shall, without the prior written consent of each indemnified party, settle or compromise or consent to the entry of any judgment in any pending or threatened claim, action or proceeding relating to the matters contemplated by this Section 8 (whether or not any indemnified party is a party thereto), unless such settlement, compromise or consent includes an unconditional release of each indemnified party from all liability arising or that may arise out of such claim, action or proceeding. Notwithstanding any other provision of this Section 8(c), if at any time an indemnified party shall have requested an indemnifying party to reimburse the indemnified party for fees and expenses of counsel as required under this Section 8(c), such indemnifying party agrees that it shall be liable for any settlement effected without its written consent if (i) such settlement is entered into more than 45 days after receipt by such indemnifying party of the aforesaid request, (ii) such indemnifying party shall have received notice of the terms of such settlement at least 30 days prior to such settlement being entered into and (iii) such indemnifying party shall not have reimbursed such indemnified party in accordance with this Section 8(c) or otherwise provided for such reimbursement prior to the date of such settlement.

             (d) In order to  provide  for just and  equitable  contribution  in circumstances in which the indemnification provided for in the foregoing paragraphs of this Section 7 is applicable in accordance with its terms but for any reason is held to be unavailable from the Company, the Partnership or the Underwriters, the Company, the Partnership and the Underwriters will contribute to the total losses, claims, liabilities, expenses and damages (including any investigative, legal and other expenses reasonably incurred in connection with, and any amount paid consistent with the Agreement in settlement of, any action, suit or proceeding or any claim asserted, but after deducting any contribution received by the Company or the Partnership from persons other than the Underwriters, such as persons who control the Company or the Partnership within the meaning of the Act, officers of the Company who signed the Registration Statement and directors of the Company, who also may be liable for contribution) to which the Company or the Partnership and any one or more of the Underwriters may be subject in such proportion as shall be appropriate to reflect the relative benefits received by the Company and Partnership on the one hand and the Underwriters on the other. The relative benefits received by the Company and the Partnership on the one hand and the Underwriters on the other shall be deemed to be in the same proportion as the total net proceeds from the offering (before deducting expenses) received by the Company and the Partnership bear to the total underwriting discounts and commissions received by the Underwriters, in each case as set forth in the table on the cover page of the Prospectus. If, but only if, the allocation provided by the foregoing sentence is not permitted by applicable law, the allocation of contribution shall be made in such proportion as is appropriate to reflect not only the relative benefits referred to in the foregoing sentence but also the relative fault of the Company and the Partnership, on the one hand, and the Underwriters, on the other, with respect to the statements or omissions which resulted in such loss, claim, liability, expense or damage, or action in respect thereof, as well as any other relevant equitable considerations with respect to such offering. Such relative fault shall be determined by reference to whether the untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact relates to information supplied by the Company or the Representatives on behalf of the Underwriters, the intent of the parties and their relative knowledge, access to information and opportunity to correct or prevent such statement or omission. The Company, the Partnership and the Underwriters agree that it would not be just and equitable if contributions pursuant to this Section 8(d) were to be determined by pro rata allocation (even if the Underwriters were treated as one entity for such purpose) or by any other method of allocation which does not take into account the equitable considerations referred to herein. The amount paid or payable by an indemnified party as a result of the loss, claim, liability, expense or damage, or action in respect thereof, referred to above in this Section 8(d) shall be deemed to include, for purpose of this Section 8(d), any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 8(d), no Underwriter shall be required to contribute any amount in excess of the underwriting discounts and commissions received by it, and no person found guilty of fraudulent misrepresentation (within the meaning of Section 11 (f) of the Act) will be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The Underwriters' obligations to contribute as provided in this Section 8(d) are several in proportion to their respective underwriting obligations and not joint. For purposes of this Section 8(d), any person who controls a party to this Agreement within the meaning of the Act will have the same rights to contribution as that party, and each officer of the Company who signed the registration statement will have the same rights to contribution as the Company, subject in each case to the provisions hereof. Any party entitled to contribution, promptly after receipt of notice of commencement of any action against such party in respect of which a claim for contribution may be made under this Section 8(d), will notify any such party or parties from whom contribution may be sought, but the omission so to notify will not relieve the party or parties from whom contribution may be sought from any other obligation it or they may have under this Section 8(d). Except for a settlement entered into pursuant to the last sentence of Section 8(c) hereof, no party will be liable for contribution with respect to any action or claim settled without its written consent (which consent will not be unreasonably withheld).

             (e) The indemnity  and  contribution  agreements  contained in this
Section 8 and the representations and warranties of the Company and the Partnership contained in this Agreement shall remain operative and in full force and effect regardless of (i) any investigation made by or on behalf of the Underwriters, (ii) acceptance of any of the Shares and payment therefor or (iii) any termination of this Agreement.

         9. Termination. The obligations of the several Underwriters under this Agreement may be terminated at any time prior to the Closing Date (or, with respect to the

Option Shares, on or prior to the Option Closing Date), by notice to the Company from Legg Mason Wood Walker, Incorporated, without liability on the part of any Underwriter to the Company, if, prior to delivery and payment for the Shares (or the Option Shares, as the case may be), in the sole judgment of the Representatives, (i) trading in securities generally on the New York Stock Exchange shall have been suspended or limited or minimum or maximum prices shall have been generally established on such exchange or on The Nasdaq Stock Market, or additional material governmental restrictions, not in force on the date of this Agreement, shall have been imposed upon trading in securities generally by such exchange or by order of the Commission or the NASD or any court or other governmental authority, (ii) a general banking moratorium shall have been declared by either Federal or New York State authorities or (iii) any material adverse change in the financial or securities markets in the United States or in political, financial or economic conditions in the United States or any outbreak or escalation of hostilities or declaration by the United States of a national emergency or war or other calamity or crisis shall have occurred, the effect of any of which is such as to make it, in the sole judgment of the Representatives, impracticable or inadvisable to market the Shares on the terms and in the manner contemplated by the prospectus.

         10. Substitution of Underwriters. If any one or more of the Underwriters shall fail or refuse to purchase any of the Firm Shares which it or they have agreed to purchase hereunder, and the aggregate number of Firm Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase is not more than one-tenth of the aggregate number of Firm Shares, the other Underwriters shall be obligated, severally, to purchase the Firm Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase, in the proportions which the number of Firm Shares which they have respectively agreed to purchase pursuant to Section 1 bears to the aggregate number of Firm Shares which all such non-defaulting Underwriters have so agreed to purchase, or in such other proportions as the Representatives may specify; provided that in no event shall the maximum number of Firm Shares which any Underwriter has become obligated to purchase pursuant to Section 1 be increased pursuant to this Section 10 by more than one-ninth of the number of Firm Shares agreed to be purchased by such Underwriter without the prior written consent of such Underwriter. If any Underwriter or Underwriters shall fail or refuse to purchase any Firm Shares and the aggregate number of Firm Shares which such defaulting Underwriter or Underwriters agreed but failed or refused to purchase exceeds one-tenth of the aggregate number of the Firm Shares and arrangements satisfactory to the Representatives, the Company and the Committee for the purchase of such Firm Shares are not made within 48 hours after such default, this Agreement will terminate without liability on the part of any non-defaulting Underwriter, or the Company or any Selling Shareholder for the purchase or sale of any Shares under this Agreement. In any such case either the Representatives or the Company and the Committee shall have the right to postpone the Closing Date, but in no event for longer than seven days, in order that the required changes, if any, in the Registration Statement and in the Prospectus or in any other documents or arrangements may be effected. Any action taken pursuant to this Section 10 shall not relieve any defaulting Underwriter from liability in respect of any default of such Underwriter under this Agreement.

         11. Miscellaneous. Notice given pursuant to any of the provisions of this Agreement shall be in writing and, unless otherwise specified, shall be mailed or delivered (a) if to the Company, at the office of the Company, 170 West Ridgely Road, Suite 300, Lutherville, Maryland, Attention: F. Patrick Hughes, President, with a copy to Abba David Poliakoff, Esq., Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC, Garrett Building, 233 East Redwood Street, Baltimore, Maryland 21202, or (b) if to the Underwriters, to Legg Mason Wood Walker, Incorporated at the offices of Legg Mason Wood Walker, Incorporated, 111 South Calvert Street, 20th Floor, Baltimore, MD 21202, Attention: Corporate Finance Department. Any such notice shall be effective only upon receipt. Any notice hereunder may be made by telex or telephone, but if so made shall be subsequently confirmed in writing.

              This Agreement has been and is made solely for the benefit of the several Underwriters, the Company and the Partnership and of the controlling persons, directors and officers referred to in Section 8, and their respective successors and assigns, and no other person shall acquire or have any right under or by virtue of this Agreement. The term "successors and assigns" as used in this Agreement shall not include a purchaser, as such purchaser, of Shares from any of the several Underwriters.

              All representations, warranties and agreements of the Company and the Partnership contained herein or in certificates or other instruments delivered pursuant hereto, shall remain operative and in full force and effect regardless of any investigation made by or on behalf of any Underwriter or any of their controlling persons and shall survive delivery of and payment for the Shares hereunder.

              Any   action   required   or   permitted   to  be   taken  by  the
Representatives under this Agreement may be taken by them jointly or by Legg Mason Wood Walker, Incorporated.

              THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MARYLAND WITHOUT REGARD TO THE CONFLICT OF LAWS PRINCIPLES OF SUCH STATE.

              This Agreement may be signed in two or more counterparts with the same effect as if the signatures thereto and hereto were upon the same instrument.

              In case any provision in this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

              The Company, the Partnership and the Underwriters each hereby irrevocably waive any right they may have to a trial by jury in respect of any claim based upon or arising out of this Agreement or the transactions contemplated hereby.

              This Agreement may not be amended or otherwise modified or any provision hereof waived except by an instrument in writing signed by Legg Mason Wood Walker, Incorporated and the Company.

                      UNDERWRITING AGREEMENT SIGNATURE PAGE

         Please confirm that the foregoing correctly sets forth the agreement among the Company and the several Underwriters.

                                           Very truly yours,

                                           MID-ATLANTIC REALTY TRUST


                                           By:      /s/ F. Patrick Huges
                                           Name:    F. Patrick Hughes
                                           Title:   President


                                          MART LIMITED PARTNERSHIP
                                          as General Partner


                                          By:       /s/ F. Patrick Hughes
                                          Name:     F. Patrick Hughes
                                          Title:    President



Confirmed as of the date first above mentioned:

LEGG MASON WOOD WALKER, INCORPORATED SALOMON BROTHERS INC WHEAT FIRST BUTCHER SINGER Acting on behalf of themselves and as the Representatives of the several Underwriters named in Schedule I hereof.

By: LEGG MASON WOOD WALKER, INCORPORATED

By:
   Authorized Officer

                                   SCHEDULE I

                                  UNDERWRITERS

Name of Underwriters                             Number of Firm Shares Purchased

Legg Mason Wood Walker, Incorporated.....................................760,000
Salomon Brothers Inc.....................................................760,000
Wheat First Butcher Singer...............................................760,000
BT Alex Brown Incorporated................................................60,000
Credit Lyonnais Securities (USA), Inc.....................................60,000
A.G. Edwards & Sons, Inc..................................................60,000
Goldman, Sachs & Co.......................................................60,000
Lehman Brothers Inc.......................................................60,000
Merrill Lynch, Pierce, Fenner & Smith Incorporated........................60,000
Morgan Stanley & Co. Incorporated.........................................60,000
NatWest Securities Corporation............................................60,000
Oppenheimer & Co., Inc....................................................60,000
PaineWebber Incorporated..................................................60,000
Smith Barney Inc..........................................................60,000
Advest, Inc...............................................................40,000
J.C. Bradford & Co........................................................40,000
Branch, Cabell & Company..................................................40,000
EVEREN Securities, Inc....................................................40,000
Ferris, Baker Watts, Inc..................................................40,000
Interstate/Johnson Lane Corporation.......................................40,000
Janney Montgomery Scott Inc...............................................40,000
Johnston, Lemon & Co. Incorporated........................................40,000
McDonald & Company Securities, Inc........................................40,000
Morgan Keegan & Company, Inc..............................................40,000
Piper Jaffrey Inc.........................................................40,000
Raymond James & Associates, Inc...........................................40,000
The Robinson-Humphrey Company, LLC........................................40,000
Scott & Stringfellow, Inc.................................................40,000
                  Total................................................3,500,000

                                    EXHIBIT A

                                REIT SUBSIDIARIES

EXHIBIT 21. PARENT AND SUBSIDIARIES OF REGISTRANT

         The subsidiaries of MART are listed below. All are engaged in the ownership and/or development of commercial real estate in the United States. All are included in the consolidated financial statements filed as part of this Annual Report.

                                    State of                                                    State of
                                 Incorporation                                               Incorporation
Name                              or Formation    Interest    Name                            or Formation    Interest
----------------------------------------------------------    --------------------------------------------------------
CORPORATIONS:
BTR Arkor, Inc.                     Maryland        100%      New Town Village, Inc.            Maryland        100%
BTR Atlanta Daycare, Inc.           Maryland        100%      North East Station, Inc.          Maryland        100%
BTR Business Center, Inc.           Maryland        100%      Orchard Landing Apartment, Inc.   Maryland        100%
BTR Chandler, Inc.                  Maryland        100%      Orchard Landing Limited, Inc.     Maryland        100%
BTR East Greenbush, Inc.            Maryland        100%      Page Plaza Associates, Inc.       Maryland        100%
BTR Fallston Corner, Inc.           Maryland        100%      Park Sedona, Inc.                 Maryland        100%
BTR Free State Bowls, Inc.          Maryland        100%      Rolling Road Plaza, Inc.          Maryland        100%
BTR Gateway, Inc.                   Maryland        100%      Rosedale Partners, Inc.           Maryland        100%
  (Formerly Diamond Alley, Inc.)    Maryland        100%      Rosedale Plaza, Inc.              Maryland        100%
BTR Manassas, Inc.                  Maryland        100%      Route 642 Properties, Inc.        Maryland        100%
BTR Marigot, Inc.                   Maryland        100%      Sedona Sewer, Inc.                Maryland        100%
BTR Marina, Inc.                    Maryland        100%      Southdale Mortgage, Inc.          Maryland        100%
BTR McClintock, Inc.                Maryland        100%      Southwest Development
BTR New Ridge, Inc.                 Maryland        100%        Properties, Inc.                Maryland        100%
BTR Northwood Properties, Inc.      Maryland        100%      Timonium Shopping Center, Inc.    Maryland        100%
BTR Odenton Properties, Inc.        Maryland        100%      Wake Plaza, Inc.                  Maryland        100%
BTR Ray Road, Inc.                  Maryland        100%      Wyaness, Inc.                     Maryland        100%
BTR Real Estate Enterprises, Inc.   Maryland        100%
BTR Salisbury, Inc.                 Maryland        100%
BTR Southdale, Inc.                 Maryland        100%         The following are partnerships in which Mid-Atlantic
BTR Union Hills, Inc.               Maryland        100%      Realty Trust, BTR Realty, Inc. or Financial Associates of
BTR Waldorf Development                                       Maryland have partnership interests:
  Corporation                       Maryland        100%
BTR Waldorf Tire, Inc.              Maryland        100%      Name                            or Formation    Interest
BTR Yuma, Inc.                      Maryland        100%      --------------------------------------------------------
Burke Town Plaza, Inc.              Maryland        100%      Arizona & Warner Limited
Brandywine Commons, Inc.            Maryland        100%        Partnership                     Maryland         50%
Clinton Development                                           BBG Joint Venture                 Maryland         93%
  Company, Inc.                     Maryland        100%      BBG Properties Limited
Colonie Plaza, Inc.                 Maryland        100%        Partnership                     Maryland         93%
Columbia Plaza, Inc.                Maryland        100%      Fredericksburg Plaza Limited
Commonwealth Plaza, Inc.            Maryland        100%        Partnership                     Maryland         93%
Concourse Realty Management,                                  Gateway International Limited
  Inc.                              Maryland        100%        Partnership                     Maryland        100%
Davis Ford Properties, Inc.         Maryland        100%      Harbour Island Associates         Maryland        100%
Essanwy, Inc.                       Maryland        100%      Kensington Associates             Maryland         93%
Easton Shoppes, Inc.                Maryland        100%      Northwood Limited Partnership     Maryland         67%
Fredericksburg Plaza, Inc.          Maryland        100%      Rosedale Plaza Limited
Greenbush Residential, Inc.         Maryland        100%       Partnership                      Maryland        100%
Harrisonburg Plaza, Inc.            Maryland        100%      Route 642 Limited Partnership     Maryland         93%
Kingston Crossing, Inc.             Maryland        100%      Scotia Associates Limited
MART Acquisition, Inc.              Maryland        100%        Partnership                     Maryland         50%
                                                              Southdale Limited Partnership     Maryland         50%
                                                              Union Hills Limited Partnership   Maryland         50%
                                                              Wyaness Associates                Maryland        100%

                                    EXHIBIT B

                            PARTNERSHIP SUBSIDIARIES

Timonium Shopping Center Associates, LLC
Stonehenge, LLC
Roundhollow, LLC
Yorkway Associates, LLC
Talton, LLC
Radcliffe, LLC
Perry Hall Square, LLC