Form 10-K
period 1997-12-31
MID ATLANTIC REALTY TRUST
filed 1998-04-01
CIK 909298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark  One)
[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES
EXCHANGE  ACT  OF  1934  [Fee  Required]
For  the  fiscal  year  ended          December  31,  1997
                                       -----------------------------------------
or
[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE
SECURITIES
EXCHANGE  ACT  OF  1934  [No  Fee  Required]
For  the  transition  period  from            to
                                    --------      --------
Commission  file  Number          1-12286
                        --------------------------------------------------------
                            Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact  name  of  registrant  as  specified  in  its  charter)

            Maryland                                              52-1832411
-----------------------------------                         --------------------
(State  or  other  jurisdiction  of                          (I.R.S.  Employer
  incorporation  or  organization)                          Identification  No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland            21093
--------------------------------------------------------         -----------
(Address  of  principal  executive  offices)                     (Zip  Code)

Registrant's  telephone  number,  including  area  code        (410) 684-2000
                                                               --------------
Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                      NONE
--------------------------------------------------------------------------------

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

              Common Shares of Beneficial Interest, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             X    Yes          No
                                           -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

As of March 12, 1998, 14,518,817 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $13.75 closing price on that date) held by non-affiliates was approximately $199,634,000.

                       Documents Incorporated by Reference

The definitive proxy statement with respect to the 1998 annual meeting of Mid-Atlantic Realty Trust shareholders
(to  be  filed).

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -   PAGE 13

PART I

ITEM 1  -  BUSINESS

Mid-Atlantic Realty Trust was incorporated June 29, 1993, and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust is the successor to the operations of BTR Realty, Inc. and qualifies as a real estate investment trust, "REIT", for Federal income tax purposes. As used herein, the term "MART" or the "Company" refers to Mid-Atlantic Realty Trust and entities owned or controlled by MART, including MART Limited Partnership (the "Operating Partnership").

     The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States. The Company's primary objectives are to enhance funds from operations ("FFO") per share and maximize shareholder value. To achieve its objectives, the Company seeks to operate its properties for long-term FFO growth. The Company also acquires neighborhood or community shopping centers that either have dominant anchor tenants or contain a mix of tenants which reflects the shopping needs of the communities they serve. The Company also develops and redevelops shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize exposure to risk associated with long-term land development.

     The Company's financial strategy is to execute its operating and growth strategies by utilizing a blend of internally generated funds, issuance of Operating Partnership Units, defined below, proceeds from divestitures, institutional borrowings and issuance of corporate equity or debt, as appropriate. The Company intends to maintain a ratio of secured debt to total estimated property value at or below 50%.

     The Company has an equity interest in twenty-nine operating shopping centers, twenty-four of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the "Properties". The Properties have a gross leasable area of approximately 4,225,000 square feet, of which approximately 95% was leased at December 31, 1997. Of these Properties, approximately 97% of the gross leasable area is in the states of Maryland, Virginia, New York and Delaware. The Company also owns seven undeveloped parcels of land totaling approximately 132 acres and varying in size from three to 41 acres.

     All of MART's interests in the Properties are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through the Operating Partnership. Units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 1997.

     The business of the Company is not materially affected by seasonal factors. Although construction may be affected to some extent by inclement weather conditions, usually during winter months, property sales and revenue from income producing properties held for investment are usually not so affected.

     The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and financing. The industry is extremely fragmented and there are no principal methods of competition. However, the ability to compete is dependent in part upon the ability to find and complete appropriate real estate investments in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company's position in the industry. In addition, certain of the Company's real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital and its reputation.

     The Company has 56 full time employees and believes that its relationship with its employees is good.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -    PAGE 14

ITEM 2  -  PROPERTIES

The following schedule describes the Company's properties as of December 31, 1997:

SHOPPING  CENTER  PROPERTIES(1)
                                                                     Year(s)
Gross
                                             Percent      Year       Built/
Leasable Area   Percent
                                            Ownership   Acquired  Redeveloped
(Sq. Ft.)      Leased        Major
Tenants
--------------------------------------------------------------------------------
-------------------------------------------------
Maryland
--------------------------------------------------------------------------------
-------------------------------------------------
Baltimore Metropolitan Area:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - -- - - - - - - -
Harford Mall and Business Center(2)               100%     1972*  1972/1984-96
615,000
98%  Hecht's, Montgomery

Ward, Best Buy
Lutherville Station Shopping Center(3)            100%      1993     1969/1997
285,000
100%  Metro Food Market,

Caldor, Circuit City
Arundel Plaza Shopping Center                      67%      1997        1967/-
236,000       97%
Giant Food, Lowe's Home

Center
Timonium Shopping Center                          100%      1997        1962/-
207,000       90%
Ames, Sony Theaters,

Blockbuster
Perry Hall Shopping Center                        100%      1997     1965/1996
195,000       90%
Metro Food Market (on

own pad), Rite Aid,

Frank's Nursery & Crafts,

Outback Steakhouse,

Radio Shack
Enchanted Forest Shopping Center                  100%      1997        1992/-
140,000       97%
Safeway, Petco
Wilkens Beltway Plaza Shopping Center              93%     1981*      1985-87/
132,000
97%  Giant Food, Provident
                                                                     1991/1995
Bank, Radio Shack
New Town Village Shopping Center                  100%     1995*        1995/-
118,000       99%
Giant Food, Blockbuster,

Starbucks
Ingleside Shopping Center                         100%      1997     1963/1996
115,000      100%
Safeway, Rite Aid, First

National Bank,

Blockbuster
Shawan Plaza Shopping Center                      100%      1997        1991/-
95,000      100%
Giant Food, Nationsbank,

Provident Bank
Glen Burnie Village Shopping Center               100%      1997        1972/-
94,000       87%
Rite Aid, Firestone,

First National Bank,

West Marine
York Road Plaza Shopping Center                   100%     1967*     1967/1996
91,000
98%  Giant Food, Firestone,

Starbucks, Boston

Market, Bruegger's
Radcliffe Shopping Center at Towson               100%      1997     1988/1993
86,000
100%  CVS Drug, CompUSA,

Linens N'Things
Rosedale Plaza Shopping Center                    100%      1989        1972/-
73,000       78%
Valu Food, Rite Aid
Patriots Plaza Shopping Center(3)                  50%     1984*        1984/-
67,000       53%
Denny's, Dunkin Donuts
Rolling Road Plaza Shopping Center                100%     1973*     1973/1994
63,000
92%  AMF, Firestone
Timonium Crossing Shopping Center                 100%      1997     1986/1996
60,000
89%  Bibelot, Cosmetic Center
Club Centre at Pikesville Shopping Center         100%      1997        1990/-
44,000       95%
Blockbuster

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -     PAGE 15

ITEM 2     PROPERTIES  (Continued)

SHOPPING CENTER PROPERTIES  (Continued)

                                                                 Year(s)
Gross
                                         Percent      Year        Built/
Leasable Area   Percent
                                        Ownership   Acquired   Redeveloped
(Sq. Ft.)      Leased
--------------------------------------------------------------------------------
----------------------
Easton:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Shoppes at Easton Shopping Center             100%      1994          1994/-
113,000       97%
--------------------------------------------------------------------------------
----------------------
Delaware
--------------------------------------------------------------------------------
----------------------
Wilmington:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Brandywine Commons Shopping Center(3)         100%      1995          1992/-
164,000
100%
Milford:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Milford Commons Shopping Center               100%      1997            1994
61,000      100%
--------------------------------------------------------------------------------
----------------------
Pennsylvania
--------------------------------------------------------------------------------
----------------------
Chambersburg:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Wayne Avenue Plaza Shopping Center(4)         100%      1998       1990/1993
121,000
96%
Waynesboro:
- --- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Wayne Heights Plaza Shopping Center(5)        100%      1998          1975/-
109,000       96%
--------------------------------------------------------------------------------
----------------------
New York
--------------------------------------------------------------------------------
----------------------
Colonie:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Colonie Plaza Shopping Center                 100%     1987*          1987/-
140,000       97%
East Greenbush:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Columbia Plaza Shopping Center                100%     1988*       1988/1997
132,000       93%
--------------------------------------------------------------------------------
----------------------
Virginia
--------------------------------------------------------------------------------
----------------------
Burke:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Burke Town Plaza Shopping Center(3)           100%     1979*  1979-1982/1997
115,000
95%
Fredericksburg:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Spotsylvania Crossing Shopping Center          93%     1987*       1987/1991
142,000
98%
Harrisonburg:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Skyline Village Shopping Center               100%     1988*       1988/1992
127,000       99%
Manassas:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Sudley Towne Plaza Shopping Center            100%     1984*          1984/-
108,000       98%
Prince William County:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Smoketown Plaza Shopping Center                93%     1987*       1987/1994
176,000       99%
--------------------------------------------------------------------------------
----------------------
Arizona
--------------------------------------------------------------------------------
----------------------
Page:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - -
Gateway Park Shopping Center(6)               100%      1991          1991/-
82,000       77%
    Store, Wal-Mart (on
    own pad)

                                               Major Tenants
Easton:
Shoppes at Easton Shopping Center       Giant Food, Wal-Mart
                                        (on own pad)
--------------------------------------------------------------------
Delaware
--------------------------------------------------------------------
Wilmington:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Brandywine Commons Shopping Center(3)   Shop Rite, Computer City,
                                        Sports Authority
Milford:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Milford Commons Shopping Center         Food Lion, Fashion Bug,
                                        Wal-Mart (on own pad)
--------------------------------------------------------------------
Pennsylvania
--------------------------------------------------------------------
Chambersburg:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Wayne Avenue Plaza Shopping Center(4)   Giant Food (of Carlisle),
                                        CVS Drug, Blockbuster
Waynesboro:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Wayne Heights Plaza Shopping Center(5)  Martins (Giant of Carlisle),
                                        Ames, Thrift Drug
--------------------------------------------------------------------
New York
--------------------------------------------------------------------
Colonie:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Colonie Plaza Shopping Center           Price Chopper, Fashion Bug
East Greenbush:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Columbia Plaza Shopping Center          Price Chopper,
                                        Ben Franklin
--------------------------------------------------------------------
Virginia
--------------------------------------------------------------------
Burke:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Burke Town Plaza Shopping Center(3)     Safeway, CVS Drug
Fredericksburg:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Spotsylvania Crossing Shopping Center   Giant Food (on own pad),
                                        Kmart, CVS Drug
Harrisonburg:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Skyline Village Shopping Center         Richfood, Toys "R" Us
Manassas:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Sudley Towne Plaza Shopping Center      Burlington Coat Factory
Prince William County:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Smoketown Plaza Shopping Center         Hub Furniture, Frank's
                                        Nursery & Crafts
--------------------------------------------------------------------
Arizona
--------------------------------------------------------------------
Page:
--------------------------------------------------------------------
Gateway Park Shopping Center(6)         Bashas' Grocery and Drug
                                        Store, Wal-Mart (on
                                        own pad)

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -    PAGE 16

OTHER  RETAIL  AND  COMMERCIAL  PROPERTIES(7)

                                                       Year(s)         Gross
                                 Percent      Year      Built/     Leasable Area
Percent
                                Ownership   Acquired  Redeveloped    (Sq. Ft.)
Leased        Major
Tenants
--------------------------------------------------------------------------------
-------------------------------------
Maryland
--------------------------------------------------------------------------------
-------------------------------------
Baltimore Metropolitan Area:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - -
Orchard Square Medical Office         100%      1997       1988/-
28,000       94%  N/A
Southwest Mixed Use Property          100%     1968*    1968/1984
25,000      100%  Shell
Oil, Carrier/Otis,
Potomac Air Gas
Other:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - -
Waldorf Property                      100%     1979*       1979/-
30,000      100%  AMF, Firestone
Clinton Property(3)                   100%     1971*       1971/-
29,000      100%  AMF,
Suburban Bank
--------------------------------------------------------------------------------
-------------------------------------
Illinois
--------------------------------------------------------------------------------
-------------------------------------
Chicago Property                      100%      1978       1963/-
37,000      100%  AMF
--------------------------------------------------------------------------------
-------------------------------------

UNDEVELOPED  LAND

                                              Percent    Area in
                                             Ownership    Acres           Zoning
--------------------------------------------------------------------------------
--------
Maryland
--------------------------------------------------------------------------------
--------
Baltimore Metropolitan Area:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -  - - - -- - - -
- - - -
Dorsey Property                                    100%     19.4  Commercial
Harford Property (Adjacent to Harford Mall)        100%      3.0  Light
Industrial
Pulaski Property                                   100%      3.0  Industrial
North East:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -  - - - -- - - -
- - - -
North East Property                                100%     41.0
Commercial/Residential
Salisbury:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -  - - - -- - - -
- - - -
Northwood Industrial Park                           67%     16.1  Industrial
--------------------------------------------------------------------------------
--------
North Carolina
--------------------------------------------------------------------------------
--------
Burlington:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -  - - - -- - - -
- - - -
Burlington Commerce Park                           100%     41.0  Commercial
Hillsborough:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -  - - - -- - - -
- - - -
Hillsborough Crossing                              100%      8.0  Commercial

(1)     Shopping centers in operation  are  subject  to  mortgage  financing aggregating
$113,736,522  at  December  31,  1997.
(2)     The Harford Mall property is subject  to  mortgage  financing  of
$19,374,196 at
December 31, 1997. The Harford Mall mortgage has an interest rate of 9.78%, a 30 year amortization, with a 10 year balloon payment of $18,124,490 due at the maturity date of
July, 2003. The mortgage allows prepayment with a penalty that is the greater of 1% of the  outstanding  principal  balance  or  yield  maintenance.
(3)     These properties are subject to ground leases; all of the land  relating to the
other properties listed above is owned in fee simple. The ground leases are subject to the  following  terms:
                                        Approximate
Property                                Annual Rent         Remaining  Lease
Term
--------                                -----------  ---------------------------
--------
Lutherville  Station  Shopping  Center      $60,000  19 years plus six 10  year
options
Patriots  Plaza  Shopping  Center           $59,700  10 years plus two 10  year
options
Brandywine  Commons  Shopping  Center      $392,600  55 years plus two 10  year
options
Burke  Towne  Plaza  Shopping Center        $80,000  34 years plus three 15 year
renewal
                                                     options
Clinton Property                            $33,000  29 years plus one 45  year
renewal
                                                     option
(4) The Company acquired Wayne Avenue Plaza on February 11, 1998 for approximately
$10,700,000  which  included  the  assumption  of  a  mortgage approximating
$8,300,000.
(5) The Company acquired Wayne Heights Plaza on January 26, 1998 for approximately
$5,400,000.
(6) A purchase option agreement has been signed to sell this property for
$4,440,000, which should generate no significant gain or loss on the sale in 1998. In
1997, the Company recorded a $1,148,000 valuation allowance for loss related to the pending sale of this property.
(7) Other retail and commercial properties in operation are subject to mortgage financing aggregating $2,329,219 at December 31, 1997.
* Developed  by  MART  or  its  predecessor

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -     PAGE 17


ITEM  3  -  LEGAL  PROCEEDINGS

In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings presently pending against the Company.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

PART  II

ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S  COMMON STOCK AND RELATED
STOCKHOLDER
MATTERS

MART's common shares of beneficial interest, par value $.01 per share, ("shares"), began trading on the New York Stock Exchange on September 18, 1997, under the symbol "MRR". The shares were formerly traded on the American Stock Exchange under the symbol "MRR". The following table sets forth, for the quarters indicated, the high and low closing sale prices of MART shares on the AMEX or NYSE, and cash distributions paid per share for the indicated period.

                  Closing  Prices  Per  Share
1997             High     Low    Distributions
----------------------------------------------
First quarter   $11.750  10.500           0.24
Second quarter   11.875  11.000           0.24
Third quarter    13.375  11.500           0.24
Fourth quarter   14.688  12.813           0.25

1996             High     Low   Distributions
---------------------------------------------
First quarter   $10.375  8.750           0.23
Second quarter   10.000  9.250           0.23
Third quarter    10.125  9.500           0.23
Fourth quarter   11.375  9.625           0.24

1995             High    Low   Distributions
--------------------------------------------
First quarter   $8.375  7.875           0.22
Second quarter   9.375  7.625           0.22
Third quarter    9.125  8.250           0.22
Fourth quarter   8.938  8.250           0.23
--------------------------------------------

For shareholders during the entire year, for each respective year, it was determined that the per share dividends for each year indicated are taxable as follows:

                                               Per Share
                                         1997     1996   1995
--------------------------------------------------------------
Ordinary dividends-
  taxable as ordinary income          $     0.97  0.58   0.48
Capital gain distribution-
  taxable as capital gain                      -     -      -
Non-taxable distribution-
  return of capital or taxable
  gain-(depending on a
  shareholder's basis in
  MART shares)                                 -  0.35   0.41
                                      ------------------------
Total annual gross dividends
  per share                           $     0.97  0.93   0.89
                                      ========================
Percent of total annual gross
  dividends per share
  non-taxable distribution-
  return of capital or taxable gain            -    38%    46%
--------------------------------------------------------------

On February 13, 1998, MART declared a quarterly cash dividend of $.25 per share payable March 16, 1998 to shareholders of record February 28, 1998.

The number of holders of record of the MART shares as of February 17, 1998 was 1,311.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -     PAGE 18

ITEM 6  -  SELECTED  FINANCIAL  DATA

The following table sets forth certain consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. The table presents Selected Financial Data of Mid-Atlantic Realty Trust as of December 31, 1997, 1996, 1995, 1994 and 1993, and for the years ended December 31, 1997,
1996, 1995, 1994 and for the period September 11, 1993 (commencement of operations) through December 31, 1993, and also includes Selected Financial Data of BTR Realty, Inc. as of September 10, 1993 and for the period January 1, 1993 through September 10, 1993. Mid-Atlantic Realty Trust was merged with BTR Realty, Inc. on September 11, 1993. The consolidated financial data of BTR, the predecessor company, are presented for comparative purposes. Certain amounts for prior periods have been reclassified to conform to the 1997 presentation.

                                                          Mid-Atlantic  Realty
Trust                           BTR  Realty,
Inc.
                                             - - - - - - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - - - - - - - -

September  11,

1993  to     January  1,  1993
                                                             Years  Ended
December  31,           December 31,    to
September 10,
                                             - - - - - - - - - - - - - - - - - -
- - - - - - - -
                                                    1997         1996
1995        1994         1993            1993
--------------------------------------------------------------------------------
---------------------------------------------------
Revenues                                     $ 39,152,220    32,406,300
29,593,158   27,212,796
6,905,482      17,781,283

================================================================================
======
Earnings (loss) before cumulative
  effect of change in accounting principle
  and extraordinary loss                     $  6,819,211     3,508,709
3,165,082    2,916,286
467,474      (2,057,106)
Cumulative effect of change
  in accounting for percentage rents                    -             -
612,383            -                -
-

--------------------------------------------------------------------------------
------
Earnings (loss) before
  extraordinary loss                            6,819,211     3,508,709
3,777,465    2,916,286
467,474      (2,057,106)
Extraordinary loss                               (226,873)            -
-            -                -
(548,323)

--------------------------------------------------------------------------------
------
Net earnings (loss)                          $  6,592,338     3,508,709
3,777,465    2,916,286
467,474      (2,605,429)

================================================================================
======
Earnings (loss) per share, basic and
  diluted, before cumulative effect of
  change in accounting principle and
  extraordinary loss                         $       0.72          0.56
0.51         0.46             0.07
(0.24)
Cumulative effect of change
  in accounting for percentage rents                    -             -
0.10            -                -               -

--------------------------------------------------------------------------------
------
Earnings (loss) per share
  before extraordinary loss                          0.72          0.56
0.61         0.46             0.07
(0.24)
Extraordinary loss                                  (0.02)            -
-            -                -           (0.06)

--------------------------------------------------------------------------------
------
Net earnings (loss) per share                $       0.70          0.56
0.61         0.46             0.07
(0.30)

================================================================================
======

Total assets                                 $300,886,703   173,278,241
182,521,299  162,842,567
148,563,052     147,869,512

================================================================================
======
Indebtedness-
total mortgages, convertible
  debentures, construction loans
  and notes payable                          $145,660,657   133,805,495
154,020,757  133,390,553
116,494,372     150,666,971

================================================================================
======
Net cash provided by
  operating activities                       $ 16,005,958     9,898,948
11,193,068    7,766,044
3,479,340       4,129,635

================================================================================
======
Cash dividends paid per share                $       0.97          0.93
0.89         0.85             0.05
   0.58

================================================================================
======

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -     PAGE 19

SUMMARY FINANCIAL DATA
The following table sets forth summary financial data on an actual and pro forma basis. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART included in Item 8. The pro forma financial data for 1993 assumes the MART public offering took place on January 1, 1992. The pro forma financial data for 1993 are unaudited and are not necessarily indicative of the results which actually would have occurred if the transactions had been consummated on January 1, 1992.


                                                                  Years  Ended
December  31,
                                                       - - - - - - - - - - - - -
- - - - - - - - - - - - -
                                                         1997      1996
1995      1994       1993
In thousands, except per share data                     Actual    Actual
Actual    Actual   Pro Forma
--------------------------------------------------------------------------------
-------------------------
Revenues                                               $39,152    32,406
29,593    27,213      24,687
Net earnings                                           $ 6,592     3,509
3,777     2,916       1,217
Net earnings per share - basic and diluted             $  0.70      0.56
0.61      0.46        0.19
Funds from operations (FFO)(1) - diluted               $17,513    13,178
12,307    11,173      10,377
Net cash flow:
  Provided by operating activities                     $16,006     9,899
11,193     7,766          (2)
  (Used in) provided by investing activities           $(5,995)    4,232
(23,584)  (19,630)         (2)
  (Used in) provided by financing activities           $(2,597)  (13,631)
12,561    11,521          (2)
Weighted average number of shares outstanding:
  Basic                                                  9,309     6,211
6,177     6,291       6,291
  Diluted                                                9,361     6,211
6,177     6,291       6,291

==================================================
RECONCILIATION OF NET EARNINGS
TO FUNDS FROM OPERATIONS - DILUTED
Net earnings                                           $ 6,592     3,509
3,777     2,916       1,217
  Depreciation and amortization on real estate assets    6,955     5,414
4,983     4,550       4,271
  Gain on life insurance proceeds                            -         -
(1,002)        -           -
  (Gain) loss on properties                                (17)     (301)
281    (1,203)          -
  Cumulative effect of change in accounting for
    percentage rents                                         -         -
(612)        -           -
  Extraordinary loss from early extinguishment
    of debt                                                227         -
-         -           -
  Operating Partnership minority interest expense        1,140         -
-         -           -
  Convertible debenture interest expense                 2,616     4,556
4,880     4,910       4,889
                                                       -------------------------
-------------------------
FFO-diluted                                            $17,513    13,178
12,307    11,173      10,377

==================================================

(1) Funds from operations as defined by the National Association of Real Estate Investment
Trusts, Inc.
(NAREIT)-Funds  from  operations  means  net  income  (computed  in  accordance with
generally accepted
accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary
or unusual items, and gains or losses from debt restructuring and sales of property, plus depreciation
and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not
represent cash flows from operations as defined by generally accepted accounting principles
(GAAP). FFO is
not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an
alternative to net income as defined by GAAP. The presentation of FFO is not normally included in financial
statements  prepared  in  accordance  with  GAAP.
(2)  Net  cash  flows  cannot  be  reasonably  estimated  on  a  pro  forma basis  for  1993.
Certain  amounts  for  prior  years  have  been  reclassified  to  conform  to the  1997
presentation.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -    PAGE 20

Quarterly  Results  of  Operations  (Unaudited)

The unaudited quarterly results of operations for MART for 1997 and 1996 are summarized as follows:

                                                              Quarter Ended
                                          - - - - - -  - - - - - - - - - - - - -
- - - - - - - -
1997                                         March 31,      June 30,  September
30,  December 31,
--------------------------------------------------------------------------------
-----------------
Revenues                                  $    8,204,768   8,192,329
11,427,185   11,327,938

=======================================================
Earnings before extraordinary loss        $    1,351,793   1,528,925
1,267,281    2,671,212
Extraordinary loss
  from early extinguishment of debt                    -           -
-     (226,873)
                                          --------------------------------------
-----------------
Net earnings                              $    1,351,793   1,528,925
1,267,281    2,444,339

=======================================================
Net earnings per share-basic and diluted  $         0.18        0.19
0.15         0.18

=======================================================

                                                              Quarter Ended
                                          - - - - - -  - - - - - - - - - - - - -
- - - - - - - -
1996                                         March 31,      June 30,  September
30,  December 31,
--------------------------------------------------------------------------------
-----------------
Revenues                                      $7,906,720   7,853,545
8,172,749     8,473,286

=======================================================
Net earnings                              $    1,233,521     677,941
1,111,558       485,689

=======================================================
Net earnings per share-basic and diluted  $         0.20        0.11
0.18          0.07

=======================================================

     Quarterly results are influenced by a number of factors including timing of settlements of property sales, completion of operating projects, write-offs of unrecoverable development costs, extraordinary items and valuation allowances for loss on pending sales of properties.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -    PAGE 21

ITEM 7  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITIONS AND
RESULTS OF OPERATIONS


The following discussion compares the Company's results of operations for the year ended December 31, 1997, with those for the year ended December 31, 1996. The discussion also compares the Company's results of operations for the year ended December 31, 1996, with those for the year ended December 31, 1995.

Comparison  of  1997  to  1996

Rental revenues increased by $6,553,000 or 25% to $33,115,000 for the year ended December 31, 1997, from $26,562,000 for the year ended December 31, 1996. The portfolio acquisition of ten properties from partnerships associated with Jack
H. Pechter ("JHP Acquisition") contributed an increase in rental revenues of approximately $6,383,000. Recently developed or redeveloped properties Owings Mills New Town shopping center, Lutherville Station, Harford Mall Annex and York Road Plaza, contributed $1,404,000 in additional revenues for the period. Occupancy and rental rate increases contributed approximately $613,000. The increases were partly offset by $1,668,000 in rental revenue decreases attributable to the sale of the Gateway International Office property ("Gateway") in September 1997, the sale in May 1996 of the Dobson-Guadalupe shopping center, the sale in September 1996 of the Chandler shopping center, the sale in March 1997 of the Union Hills shopping center and the sale in May 1997 of the Plaza Del Rio shopping center. In addition, $179,000 in rental decreases were primarily related to vacancies.

     Tenant recovery revenues increased by $434,000 to $5,569,000 from $5,135,000. The increased tenant recoveries were primarily due to the JHP Acquisition and occupancy increases from the redevelopment of Harford Mall Annex and York Road Plaza, partly offset by lower recoveries related to properties sold.

     Other revenues decreased by $241,000 to $468,000 from $709,000 primarily due to lower interest income on partner notes receivable exchanged in July 1996 for additional partnership interests in several properties.

     As a result of the above changes total revenues increased by $6,746,000 to $39,152,000 from $32,406,000.

     Interest expense increased by $201,000 to $12,555,000 from $12,354,000 primarily due to the JHP Acquisition increasing interest expense approximately $2,892,000. The increase was partly offset by lower interest expense due to the conversion of debentures of approximately $1,940,000 and other interest expense decreases.

     Depreciation and amortization increased by $1,541,000 to $6,955,000 from $5,414,000 primarily due to the JHP Acquisition.

     Operating expenses increased by $143,000 to $8,961,000 from $8,818,000 primarily due to operations of the JHP Acquisition properties, partly offset by reduced operating expenses related to properties sold.

     General and administrative expenses increased by $362,000 to $2,460,000 from $2,098,000 due primarily to increased compensation expenses.

     Minority interest expense increased by $905,000 to $1,419,000 from $514,000 due primarily to the addition of minority limited partnership interests in connection with the JHP Acquisition.

  For the year ended December 31, 1997, earnings from operations increased by $3,594,000 to $6,802,000 from $3,208,000. For the year ended December 31, 1997,
MART had a gain on properties of $17,000, and an extraordinary loss from the early extinguishment of debt of $227,000, which when combined with earnings from operations, resulted in net earnings of $6,592,000, for the period. MART recognized a gain on properties of $301,000 for the year ended December 31, 1996. The gain on properties, when combined with earnings from operations, resulted in net earnings of $3,509,000 for the period.

Comparison  of  1996  to  1995

Rental revenues increased by $2,648,000 or 11% to $26,562,000 for the year ended December 31, 1996, from $23,914,000 for the year ended December 31, 1995. The purchase of the Brandywine Commons shopping center in November 1995 and the opening of the Owings Mills New Town shopping center in November 1995 contributed $3,113,000 in additional revenues for the period. Redevelopment, occupancy and rental rate increases contributed to revenue increases of approximately $1,178,000. These increases were partly offset by $1,399,000 in rental revenue decreases attributable to the sale in February 1995 of the Regal Row warehouse project, the sales in January 1996 of the Dolton bowling center and the Park Sedona shopping center, the sale in May 1996 of the Dobson-Guadalupe shopping center, and the sale in December 1995 of the McRay shopping center. In addition, $244,000 in revenue decreases were related primarily to vacancies and lower percentage rents.

     Tenant recovery revenues increased by $483,000 to $5,135,000 from $4,652,000 primarily due to increases from the purchase of Brandywine Commons shopping center and the opening of the Owings Mills New Town shopping center, partly offset by decreases due to the sales of properties referred to above.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -    PAGE 22

     Other revenues decreased by $319,000 to $709,000 from $1,028,000 primarily due to the receipt of rental insurance proceeds (relating to fire damage at Rolling Road Plaza in 1992) in 1995 and lower interest income in 1996.

     As a result of the above changes total revenues increased by $2,813,000 to $32,406,000 from $29,593,000.

     Interest expense increased by $426,000 to $12,354,000 from $11,928,000 primarily due to the increased debt for the development of the Owings Mills New Town and the redevelopment of York Road Plaza.

     Depreciation and amortization increased by $430,000 to $5,414,000 from $4,984,000 primarily due to depreciation increases related to the purchase of Brandywine Commons and the development of Owings Mills New Town, York Road Plaza and the Harford Mall Annex, offset partly by decreases related to the sales of properties referred to above.

     Operating expenses increased by $1,079,000 to $8,818,000 from $7,739,000, primarily due to the purchase of Brandywine Commons, higher snow removal expenses in 1996, the opening of Owings Mills New Town and higher occupancy at Gateway, partly offset by decreases related to the sales of properties referred to above.

     General and administrative expenses increased by $318,000 to $2,098,000 from $1,780,000 due primarily to compensation increases, $168,000, development costs and other net general and administrative expense increases of $150,000.

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

MANAGEMENT'S DISCUSSION AND  ANALYSIS  OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS  (Continued)

Cash  Flow  Comparison

The following discussion compares the statement of cash flows information for 1997 with the information for 1996 and 1995.

     Net cash flow provided by operating activities was $16,006,000, $9,899,000, and $11,193,000 in 1997, 1996 and 1995, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash flow from investing activities decreased by $10,227,000, to a net cash flow used in investing activities of $5,995,000 in 1997 from a net cash flow provided by investing activities of $4,232,000 in 1996. The decrease was primarily a result of more acquisitions of and additions to properties in 1997 than in 1996 partly offset by higher sales of properties in 1997. Milford Commons and Arundel Plaza and development projects Lutherville Station and North East Station were acquired and added to properties and Gateway was sold in 1997.

     Net cash flow from investing activities increased by $27,816,000, to a net cash flow provided by investing activities of $4,232,000 in 1996 from a net cash flow used in investing activities of $23,584,000 in 1995. The increase was primarily a result of reduced levels of acquisitions of and additions to properties in 1996 and an increase in proceeds from sales of properties.

     Net cash flow used in financing activities decreased by $11,034,000, to $2,597,000 in 1997 from $13,631,000 in 1996. The decrease in cash used was primarily a result of $49,061,000 in proceeds from the common share offering in October 1997, partly offset by higher levels of net principal paydowns in 1997 of $34,943,000 (primarily due to mortgage principal paydowns using offering proceeds and to the line of credit paydown using proceeds of the Gateway sale), as well an increase in dividends paid of $3,467,000 in 1997.

     Net cash flow from financing activities decreased by $26,192,000, to net cash flow used in financing activities of $13,631,000 in 1996 from net cash flow provided by financing activities of $12,561,000 in 1995. The decrease was primarily a result of the following: a decrease in net borrowings of $28,081,000 due to the lower levels of development and acquisition costs;
a $2,153,000 decrease in purchases of common shares and an increase in dividends paid of $413,000.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -    PAGE 23

Liquidity  and  Capital  Resources

On October 14, 1997, the Company closed an offering and sale of 4,025,000 common shares of beneficial interest at a price of $13 per share. The net proceeds of the sale were approximately $49,061,000. Approximately $32,800,000 of the net proceeds have been applied to repay mortgage loans on properties. The balance of the proceeds was used by MART for the acquisition, development or redevelopment of shopping centers and for general corporate purposes.

     The Company had cash and cash equivalents of $8,427,000 at December 31, 1997. The Company currently has a $40,000,000 secured line of credit available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions. The note payable under the bank line of credit had a $3,400,000 balance outstanding at December 31, 1997. The Company received a commitment letter from its primary bank to increase its line of credit from $40,000,000 to $75,000,000. The new credit facility will be unsecured and is subject to agreement on final terms.

     Finally, the Company has registered to sell up to an aggregate of approximately $98,000,000 (based on the public offering price) of additional common shares of beneficial interest and/or debt securities. The shares and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering.

     In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 95% of its REIT taxable income. MART intends to pay these dividends from operating cash flows. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and expects to continue to maintain a line of credit from its primary bank.

     The Company anticipates material commitments for capital expenditures to include, in the next two years, the ongoing redevelopment of five projects in the planning stage at an estimated cost of $7,000,000 to $10,000,000. The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long-term mortgage financing on unencumbered operating properties or the use of its line of credit.

     It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 1998 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term capital requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its financial strategy. The Company anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet its liquidity and capital needs in both the short- and long-term.

Recent  Accounting  Developments

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with other financial statements. It requires that an enterprise display an amount representing total comprehensive income for each period. It does not require per share amounts of comprehensive income to be disclosed. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

    In  June  1997, FASB issued SFAS No. 131, "Disclosures about Segments of
An Enterprise and Related Information"("SFAS No. 131").SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -     PAGE 24

Year  2000  Issue

The Year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous data or fail.

     The Company in recent years has been replacing and upgrading its management information and accounting systems and is addressing the year 2000 issue as part of this effort. The Company has implemented financial accounting, property management and payroll systems which are year 2000 compliant. In addition, as a result of the Company's normal upgrade and replacement processes, it is anticipated that all network and desktop equipment in use will meet the requirements for the year 2000. The Company is in the process of conducting a review of the computer hardware and software in the mechanical systems (e.g., escalators, elevators, heating, ventilating and cooling systems, etc.) at its operating properties to identify year 2000 issues. The review is expected to be completed in the summer of 1998. While it is likely that the review will identify the need to modify and/or replace certain equipment and software, management does not believe that the year 2000 issue will pose significant problems in these systems or that resolution of the problems will have a material effect on the Company's financial condition or results of operations.

Inflation

The majority of leases at the shopping center properties contain provisions for annual increases in rents and/or provisions which may entitle MART to receive percentage rents based on the tenants' gross sales. Such provisions ameliorate the risk to MART of the adverse effects of inflation. If a recession were to begin and continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases at the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases at the properties are for terms of less than ten years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then existing market rates.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -     PAGE 25

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

FINANCIAL STATEMENTS:
  Independent Auditors' Report                                       27
  Consolidated Balance Sheets-
    as of December 31, 1997 and 1996                                 28
  Consolidated Statements of Operations-
    Years ended December 31, 1997, 1996 and 1995                     29
  Consolidated Statements of Shareholders' Equity-
    Years ended December 31, 1997, 1996 and 1995                     30
  Consolidated Statements of Cash Flows-
    Years ended December 31, 1997, 1996 and 1995                     31
  Notes to Consolidated Financial Statements                         32

Exhibits, Financial Statement Schedule, and Reports on Form 8-K are included in Part IV-Item 14.

Schedule:
  Schedule III-Real Estate and Accumulated Depreciation              42

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -     PAGE 26

INDEPENDENT AUDITORS' REPORT

Board  of  Trustees  and  Shareholders
Mid-Atlantic  Realty  Trust:

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for percentage rent revenues in 1995.

                                          /s/ KPMG PEAT MARWICK LLP
                                          KPMG PEAT MARWICK LLP
Baltimore,  Maryland
February  18,  1998

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -     PAGE 27

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


As of December 31,
                                                                            - -
- - - - - - - - - - - - - - -

1997              1996
--------------------------------------------------------------------------------
-------------------------------
ASSETS
Properties:
  Operating properties (Notes C and D)
$306,887,360          200,563,845
  Less accumulated depreciation and amortization
42,781,532           42,702,472
                                                                              --
--------------------------------

264,105,828          157,861,373
  Development operations (Note E)
18,812,326            2,866,625
  Property held for development or sale
5,559,864            6,828,311
                                                                              --
--------------------------------

288,478,018          167,556,309
Cash and cash equivalents
8,427,217            1,013,838
Notes and accounts receivable-tenants and other (Note F)
880,414            1,373,113
Prepaid expenses and deposits
1,928,584              896,798
Deferred financing costs (Note G)
1,172,470            2,438,183
                                                                              --
--------------------------------

$300,886,703          173,278,241

==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses (Note H)                              $
5,721,093            4,518,588
  Notes payable (Note I)
3,400,000           16,400,000
  Construction loan payable
8,692,916                    -
  Mortgages payable (Note D)
116,065,741           70,210,495
  Convertible subordinated debentures (Note J)
17,502,000           47,195,000
  Deferred income
666,444              984,261
                                                                              --
--------------------------------

152,048,194          139,308,344
                                                                              --
--------------------------------
Minority interest in consolidated joint ventures
42,076,946            3,158,595
                                                                              --
--------------------------------
Shareholders' equity (Note L):
  Preferred shares of beneficial interest, $.01 par value, authorized
    2,000,000 shares, issued and outstanding, none
-                    -
  Common shares of beneficial interest, $.01 par value, authorized
    100,000,000, issued and outstanding, 14,460,248 and 7,225,103, respectively
144,602               72,251
  Additional paid-in capital
131,281,852           52,635,713
  Distributions in excess of accumulated earnings
(24,664,891)         (21,896,662)
                                                                              --
--------------------------------

106,761,563           30,811,302
                                                                              --
-------------------------------

Commitments (Note M)

                                                                              --
--------------------------------

$300,886,703          173,278,241

==================================

See  accompanying  notes  to  consolidated  financial  statements.
------------------------------------------------------------------

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 28

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,
                                                             - - - - - - -- - -
- - - - - - - - - - - - - - - --
                                                                1997
1996                1995
--------------------------------------------------------------------------------
---------------------------------
REVENUES:
  Rentals                                                    $33,115,087
26,561,699   23,914,267
  Tenant recovery                                              5,569,495
5,135,024    4,651,556
  Other (Note O)                                                 467,638
709,577    1,027,335
                                                             -------------------
---------------------------------
                                                              39,152,220
32,406,300   29,593,158
                                                             -------------------
---------------------------------

EXPENSES:
  Interest                                                    12,555,017
12,354,156   11,928,319
  Depreciation and amortization
    of property and improvements                               6,954,803
5,413,737    4,983,617
  Operating                                                    8,960,936
8,817,826    7,739,149
  General and administrative                                   2,460,263
2,098,534    1,780,397
                                                             -------------------
---------------------------------
                                                              30,931,019
28,684,253   26,431,482
                                                             -------------------
---------------------------------

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST                                     8,221,201
3,722,047    3,161,676
Minority interest                                             (1,418,826)
(513,937)    (718,019)
                                                             -------------------
---------------------------------

EARNINGS FROM OPERATIONS                                       6,802,375
3,208,110    2,443,657
Gain (loss) on properties (Note P)                                16,836
300,599     (280,362)
Gain on life insurance proceeds (Note Q)                               -
-    1,001,787
                                                             -------------------
---------------------------------

EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE
  AND EXTRAORDINARY LOSS                                       6,819,211
3,508,709    3,165,082
Cumulative effect of change in accounting for percentage rents         -
-      612,383
Extraordinary loss from early extinguishment of debt            (226,873)
-            -
                                                             -------------------
---------------------------------
NET EARNINGS                                                 $ 6,592,338
3,508,709    3,777,465

====================================================

NET EARNINGS PER SHARE (NOTE R):
BASIC AND DILUTED
  Earnings per share before cumulative effect
    of change in accounting principle and
    extraordinary item                                       $      0.72
0.56         0.51
  Cumulative effect of change in accounting principle                  -
-         0.10
  Extraordinary loss from early extinguishment of debt             (0.02)
-            -
                                                             -------------------
---------------------------------
                                                             $      0.70
0.56         0.61

====================================================

See  accompanying  notes  to  consolidated  financial  statements.
------------------------------------------------------------------

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 29

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 1997, 1996 and 1995

                                                        Common
Distributions
                                           Number of    Shares       Additional
in Excess of        Net
                                            Common      at Par         Paid-in
Accumulated    Shareholders'
                                             Shares       Value         Capital
Earnings         Equity
----------------------------------------------------  --------------------------
----------------------------------
BALANCE, December 31, 1994                 6,291,407   $ 62,914
42,602,505    (17,809,041)     24,856,378
Conversion of convertible
subordinated debentures                        1,904         19
19,122              -          19,141
Share purchase plan                         (277,200)    (2,772)
(2,231,844)             -      (2,234,616)
Dividends paid-$0.89 per share                     -          -
-     (5,480,146)     (5,480,146)
Net earnings                                       -          -
-      3,777,465       3,777,465
                                          -----------  -------------------------
----------------------------------

BALANCE, December 31, 1995                 6,016,111     60,161
40,389,783    (19,511,722)     20,938,222
Conversion of convertible
subordinated debentures                    1,217,610     12,176
12,327,280              -      12,339,456
Share purchase plan                           (8,618)       (86)
(81,350)             -         (81,436)
Dividends paid-$0.93 per share                     -          -
-     (5,893,649)     (5,893,649)
Net earnings                                       -          -
-      3,508,709       3,508,709
                                          -----------  -------------------------
----------------------------------

BALANCE, December 31, 1996                 7,225,103     72,251
52,635,713    (21,896,662)     30,811,302
Conversion of convertible
subordinated debentures                    2,827,838     28,278
28,740,766              -      28,769,044
Redemption of Operating
  Partnership Units                                -          -
(15,000)             -         (15,000)
Share-based plans                            382,307      3,823
899,499              -         903,322
Sale of common shares                      4,025,000     40,250
49,020,874              -      49,061,124
Dividends paid-$0.97 per share                     -          -
-     (9,360,567)     (9,360,567)
Net earnings                                       -          -
-      6,592,338       6,592,338
                                          --------------------------------------
----------------------------------

BALANCE, December 31, 1997                14,460,248   $144,602
131,281,852    (24,664,891)    106,761,563

========================================================================

See  accompanying  notes  to  consolidated  financial  statements.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 30


Years ended December 31
                                                             - - - - - - - - - -
- - - - - - - - - - - - - - - - -
                                                                 1997
1996                1995
--------------------------------------------------------------------------------
----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                               $  6,592,338
3,508,709     3,777,465
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                             6,954,803
5,413,737     4,983,617
      Minority interest in earnings, net                        1,356,062
513,937       718,019
      Amortization of deferred financing costs                    374,432
557,319       580,778
      (Gain) loss on  properties                                  (16,836)
(300,599)      280,362
      Changes in operating assets and liabilities:
        (Increase) decrease in operating assets                  (539,087)
530,517      (709,951)
        Increase (decrease) in operating liabilities            1,190,388
(99,940)    1,056,891
      Other, net                                                   93,858
(224,732)      505,887
                                                             -------------------
----------------------------------
          Total adjustments                                     9,413,620
6,390,239     7,415,603
                                                             -------------------
----------------------------------

      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                   16,005,958
9,898,948    11,193,068
                                                             -------------------
----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to properties                 (30,894,917)
(6,412,365)  (29,522,542)
  Proceeds from sales of properties                            26,867,723
11,175,108     4,914,988
  Payments to minority partners                                (1,985,568)
(652,186)     (779,675)
  Receipts from minority partners                                  17,607
121,184     1,803,000
                                                             -------------------
----------------------------------

      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                                   (5,995,155)
4,231,741   (23,584,229)
                                                             -------------------
----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                  34,900,000
49,080,565    80,400,000
  Principal payments on notes payable                         (47,900,000)
(54,210,708)  (79,009,270)
  Proceeds from mortgages payable                                       -
18,900,000    16,400,000
  Principal payments on mortgages payable                     (38,067,252)
(11,100,609)   (7,240,036)
  Proceeds from construction loans payable                      8,692,916
194,222    10,099,510
  Payments on construction loans payable                                -
(10,293,732)            -
  Additions to deferred financing costs                           (31,837)
(225,890)     (374,417)
  Proceeds from exercise of share options                          78,526
-             -
  Net proceeds from sale of common shares                      49,061,124
-             -
  Shares purchased                                                      -
(81,436)   (2,234,616)
  Dividends paid                                               (9,360,567)
(5,893,649)   (5,480,146)
  Other, net                                                       29,666
-             -
                                                             -------------------
----------------------------------

      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                                   (2,597,424)
(13,631,237)   12,561,025
                                                             -------------------
----------------------------------
NET INCREASE IN  CASH AND CASH EQUIVALENTS                      7,413,379
499,452       169,864
CASH AND CASH EQUIVALENTS, beginning of year                    1,013,838
514,386       344,522
                                                             -------------------
----------------------------------
CASH AND CASH EQUIVALENTS, end of year                       $  8,427,217
1,013,838       514,386

=====================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                                     $ 13,384,175
12,317,962    12,135,351

=====================================================
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Portfolio acquisition (Note B):
    Mortgages payable assumed                                $ 83,922,498
-             -
    Operating Partnership Units issued                         36,064,913
-             -
  Acquisition of minority interests in
     exchange for notes receivable                                      -
2,923,000             -
  Conversion of subordinated debentures,
    net of deferred financing costs                            28,769,882
12,339,456        19,141

=====================================================

See  accompanying  notes  to  consolidated  financial  statements.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1997, 1996 and 1995

A.  Summary  of  Significant  Accounting  Policies

Organization

Mid-Atlantic Realty Trust was incorporated June 29, 1993, and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust is the successor to the operations of BTR Realty, Inc. and qualifies as a real estate investment trust ("REIT") for Federal income tax purposes. As used herein, the term "MART" or the "Company" refers to Mid-Atlantic Realty Trust and entities owned or controlled by MART, including MART Limited Partnership (the "Operating Partnership").

Description  of  Business

The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.

     The Company has an equity interest in twenty-nine operating shopping centers, twenty-four of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties.

     The Company also owns seven undeveloped parcels of land totaling approximately 132 acres which it is holding for development or sale.

     All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. - Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 1997.

Basis  of  Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgements that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Principles  of  Consolidation

The consolidated financial statements include all wholly-owned subsidiaries and majority-owned partnerships, including the Operating Partnership. Investments in unconsolidated joint ventures are carried on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company owns 100% majority interests in corporate subsidiaries which are general managing partners as well as limited partners in several partnerships which have outside partners with 50% interests. Based upon the structure of the respective partnership management agreements, the Company has control over the 50% owned partnerships and uses the full consolidation method to record the 50% owned partnerships.

Recognition  of  Rental  Revenues

The Company earns rental income under operating leases with tenants. Minimum rental payments are recognized as rental revenues in the period when they are earned according to the applicable lease term. Effective January 1, 1995, the Company changed its accounting policy for percentage rent. Percentage rent revenues are based on store sales, are charged according to a percentage over a stipulated amount of sales for the period according to the lease agreement and are recognized in the period when the percentage rent is earned. During the year ended December 31, 1994, and previously, percentage rent was recognized as rental revenues in the period when the percentage rent was billed and received.

          The cumulative effect of this change on January 1, 1995, was to increase net earnings by $612,383. The Company believes that this revised policy is preferable since it provides a better matching of revenues and expenses.

Net  Earnings  Per  Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," in 1997 and, as required by the Statement, net earnings per share (EPS) data for prior periods have been restated to conform to the new standard.

     In accordance with the provisions of the Statement, basic EPS is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the "if-converted" method and the dilutive effects of options, war-

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 32
rants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method.

Capitalization  Policy

Acquisition costs, interest and other carrying costs, as well as construction and start-up costs of commercial properties are capitalized and charged to undeveloped land, construction in progress or deferred costs as appropriate. In addition, direct costs incurred in the financing and leasing of shopping centers and other commercial properties are deferred until the project is completed and are then amortized over the term of the related mortgage or lease.

Properties

Properties to be developed or held and used in operations are carried at cost, reduced for impairment losses where appropriate. Properties held for sale are carried at the lower of their carrying value (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less cost to sell.

     If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.

     Depreciation of buildings and leaseholds is provided using the straight-line method over the estimated useful lives or lease terms of the properties. Improvements for tenants are amortized on a straight-line basis over the terms of the related tenant leases. Expenditures for normal maintenance and repairs are charged against income as incurred.

Share-based  Compensation

The Company uses the intrinsic value method to account for share-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares to employees only if the quoted market price of the share at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the share. Information concerning the pro forma effects on net earnings and net earnings per share of using a fair value-based method to account for share-based employee compensation plans, rather than the intrinsic value method, is provided in note L.



Income  Taxes

The Company has elected to qualify, and intends to continue to qualify as a REIT pursuant to the Internal Revenue Code Sections 856 through 860, as amended. In general, under such Code provisions a trust which, in any taxable year, meets certain requirements and distributes to its shareholders at least 95% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes.

Cash  Equivalents

All highly liquid unrestricted investments with original maturities of three months or less are considered cash equivalents.

Tenant  Recovery  Revenues

Effective January 1, 1997, the Company changed its reporting of tenant expense recoveries. During the year ended December 31, 1996, and previously, tenant expense recoveries were reported in the operating expense line in the consolidated statements of operations. Management believes reporting tenant expense recoveries separately as a component of revenue provides a more informative presentation of revenues and expenses. The comparative prior period revenue and operating expense data have been reclassified to reflect this change.

Deferred  Financing  Costs

Costs associated with the issuance of debt are capitalized as deferred financing costs and amortized on a straight-line basis, which is not materially different from the interest method, over the term of the related debt.

Financial  Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for mortgages payable and convertible subordinated debentures for which fair value information is presented in notes D and J, respectively. The fair values of this debt at December 31, 1997 and 1996, were determined based on discounted estimated future payments to be made. The discount rates used approximate the rates currently offered for borrowings with similar remaining maturities.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 33

B.  Portfolio  Acquisition

On July 1, 1997, the Company acquired a portfolio of nine shopping centers and one medical office building in the Baltimore metropolitan area from family members and affiliates of the Pechter family ("JHP"). At closing of the transaction ("JHP Acquisition"), the Company formed the Operating Partnership and members of JHP were admitted as limited partners. The Company assigned to the Operating Partnership its beneficial interest in the properties owned by the Company and its subsidiaries in exchange for a number of Units equal to the number of outstanding common shares of beneficial interest of the Company. For the JHP properties, the Operating Partnership issued to the members of JHP 3,235,000 Units. The acquisition was accounted for using the purchase method. The aggregate fair market value of the assets acquired was approximately $120,000,000, including the assumption of existing mortgage indebtedness with a fair value of approximately $84,000,000.

     The consolidated statement of operations for the year ended December 31, 1997, includes revenues and expenses related to JHP properties only from the date of acquisition. The Company's unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996, assuming the acquisition occurred at the beginning of each period, are summarized as follows (in thousands, except per share data):

                     1997     1996
-----------------------------------
Revenues            $46,325  45,449
Net earnings          6,728   3,474
Earnings per share     0.71    0.56
-----------------------------------

     The unaudited pro forma revenues and earnings summarized above are not necessarily indicative of the results that would have occurred if the acquisition had been consummated at the beginning of each period or of future results of operations.

C.  Operating  Properties

Operating  properties  consist  of  the  following:

                                            December 31,
                                   - - - - - - - - -- - - - -
                                        1997          1996
                                   --------------------------
Land                               $ 60,791,781    20,111,661
Land improvements                    32,857,818    27,074,441
Buildings                           172,685,206   112,963,061
Improvements for tenants             13,200,649     6,967,280
Development costs on completed
  projects                            9,486,625    14,724,923
Furniture, fixtures and equipment     2,374,956     2,225,960
Deferred lease costs                 15,490,325    16,496,519
                                   --------------------------
                                    306,887,360   200,563,845
Less accumulated depreciation and
  amortization                       42,781,532    42,702,472
                                   --------------------------
                                   $264,105,828   157,861,373
                                   ==========================

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 34

D. Properties and Related Accumulated Depreciation and Amortization and Mortgages Payable

A summary of the Company's properties and related mortgages payable at December 31, 1997, follows:


Accumulated
                                                                    Cost of
Depreciation
                                  Mortgages      Initial     Subsequent
Total         and
Classification                     Payable        Cost      Improvements
Cost      Amortization   Net Cost
--------------------------------------------------------------------------------
--------------------------------
Shopping centers                 $113,736,522  247,939,481    42,636,924
290,576,405    38,380,405  252,196,000
Bowling centers                             -    2,200,106        71,706
2,271,812     1,111,842   1,159,970
Office buildings                    2,329,219    9,439,113     1,017,638
10,456,751     2,018,296   8,438,455
Other rental properties                     -    2,173,695       727,384
2,901,079       889,172   2,011,907
Other property                              -      681,313             -
681,313       381,817      299,496
                                 -----------------------------------------------
--------------------------
Operating properties              116,065,741  262,433,708    44,453,652
306,887,360    42,781,532  264,105,828
Development operations                      -   18,812,326             -
18,812,326             -   18,812,326

Property held for development or sale       -    5,559,864             -
5,559,864             -    5,559,864
                                 -----------------------------------------------
--------------------------
                                 $116,065,741  286,805,898    44,453,652
331,259,550    42,781,532  288,478,018

==============================================================
============================================

Mortgages payable at December 31, 1997, bear interest at rates ranging from 7.55% to 10.25% and mature in installments through 2020. Aggregate annual principal payments applicable to mortgages payable at December 31, 1997, are:

1998        $11,892,719
1999         17,317,773
2000          3,759,189
2001          3,269,691
2002          8,893,136
Thereafter   70,933,233
-----------------------

At December 31, 1997, and 1996, the estimated fair values of mortgages payable were $122,038,000 and $73,719,000, respectively.

E.  Development  Operations

Development  operations  consist  of  the  following:

                                December 31,
                          - - - - - - - - -- - - -
                             1997          1996
---------------------------------------------------
Land                      $ 4,231,832     1,088,832
Construction in progress   14,066,126     1,164,937
Pre-construction costs        514,368       612,856
                          -------------------------
                          $18,812,326     2,866,625
                          =========================

Development operations are transferred to operating property costs when a project is completed, at which time depreciation and amortization commences. Construction period interest cost capitalized during 1997 and 1996 was approximately $445,000 and $104,000, respectively.

F.  Notes  and  Accounts  Receivable

The Company performs credit evaluations of prospective new tenants and requires security deposits where appropriate. Tenants' compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on an analysis of the risk of loss on specific tenants, historical trends, and other relevant information. Management believes adequate provision has been made for the Company's credit risk for all receivables.

G.  Deferred  Financing  Costs

Deferred  financing  costs  consist  of  the  following:

                                              December 31,
                                       - - - - - - - - -- - - -
                                           1997         1996
---------------------------------------------------------------
Deferred costs related to convertible
  debentures                           $  893,571     2,409,533
Deferred costs of line of credit          328,825       296,987
Deferred costs related to operating
  properties                            1,798,961     1,910,481
                                       ------------------------
                                        3,021,357     4,617,001
Less accumulated amortization           1,848,887     2,178,818
                                       ------------------------
Deferred financing costs               $1,172,470     2,438,183
                                       ========================

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 35

H.  Accounts  Payable  and  Accrued  Expenses

Accounts  payable  and  accrued  expenses  consist  of  the  following:

                                              December 31,
                                       - - - - - - - - -- - - -
                                          1997         1996
---------------------------------------------------------------
Trade accounts payable                 $3,333,177     2,177,870
Retainage on construction in progress     780,024       173,072
Accrued debenture interest                389,237     1,049,598
Other accrued expenses                  1,218,655     1,118,048
                                       ------------------------
                                       $5,721,093     4,518,588
                                       ========================

I.  Notes  Payable

Notes payable consist of line of credit borrowings of $3,400,000 and $16,400,000 at December 31, 1997 and 1996, respectively. The Company has an agreement with its primary bank that provides for a $40,000,000 secured line of credit. The agreement provides that as long as the Company is in compliance with all loan covenants, the loan maturity date, which at December 31, 1997, was December 31, 2000, will be extended one year automatically each year. Under the agreement, the Bank must give the Company two years notice should it decide to terminate the loan. Availability under the agreement is determined by the amount of collateral provided. At December 31, 1997, $40,000,000 was fully collateralized. The line bears interest at the prime rate. However, the Company has the option to fix the rate at LIBOR plus 1.125% for fixed periods from three to nine months. A stand-by fee is required by the bank for any unused portion of the line. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth, and other requirements, among which is the requirement that the Company maintain its status as a REIT, and other normal conditions consistent with bank lines of credit.

     The Company has received a commitment letter from its primary bank to increase its line of credit from $40,000,000 to $75,000,000. The new credit facility will be unsecured and is subject to agreement on final terms.

     At December 31, 1997, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $878,914, was $35,721,086. The maximum level of borrowings under the line of credit was $21,300,000, $21,500,000 and $32,000,000 in 1997, 1996 and 1995, respectively. The average amounts of borrowings were approximately $13,191,000, $11,710,000, and $17,534,000, with weighted average interest rates approximating 7.1%, 7.1%, and 7.8%, in 1997, 1996 and 1995, respectively. The weighted average interest rate at December 31, was 7.1%, 6.9%, and 7.8%, in 1997, 1996, and 1995, respectively.

J.  Convertible Subordinated  Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In 1997, $29,693,000 in debentures were converted to 2,827,838 common shares of beneficial interest. In 1996, $12,785,000 in debentures were converted to 1,217,610 common shares of beneficial interest. In 1995, $20,000 in debentures were converted to 1,904 common shares of beneficial interest. The balance of the debentures, at December 31, 1997, of $17,502,000, convertible at $10.50 per share, if fully converted, would produce an additional 1,666,857 shares. Costs associated with the issuance of the debentures were approximately $894,000 at December 31, 1997 and are being amortized through 2003. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. At December 31, 1997 and 1996, the estimated fair values of convertible sub-ordinated debentures were $17,872,000 and $47,195,000, respectively.

K.  Income  Taxes

As discussed in Note A, the Company plans to maintain its status as a REIT and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes. At December 31, 1997, the income tax bases of the Company's assets and liabilities were approximately $222,000,000 and $152,000,000, respectively.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 36

L.  Shareholders'  Equity

Preferred  Shares

At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1997, none of these shares were issued and outstanding.

Share-Based  Plans

The Company has established a 1993 Omnibus share plan and a 1995 share option plan ("Plans") under which trustees, officers and employees may be granted awards of share options, share appreciation rights, performance shares and/or restricted shares. The purpose of the Plans is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of the Company and its shareholders by encouraging greater management ownership of the Company's shares.

     At  December  31,  1997,  1,491,026  shares  were  reserved for  future  issuance  under  the  Plans,  including  1,025,000 shares authorized on November 14, 1997, subject to shareholder approval.

     Share options generally vest over a three-year period, subject to certain conditions, typically have an exercise price equal to the market price at the grant date or the date that they vest and have a maximum term of ten years. The Company has not granted any share appreciation rights or performance shares.

     Changes in options outstanding under the  Plans  are summarized as follows:

                                1997               1996               1995
--------------------------------------------------------------------------------
                                   Weighted            Weighted         Weighted
                                    average            average           average
                                   exercise            exercise         exercise
                         Options     price   Options   price    Options    price
--------------------------------------------------------------------------------
Balance at
  beginning of year      395,632   $   10.19   395,632  $10.26  256,000   $10.50
Options granted          380,000       13.33         -       -  142,632     8.98
Options exercised        (13,974)       9.97         -       -        -        -
Options canceled         (19,804)      10.08         -       -   (3,000)   10.50
                         -------------------------------------------------------
Balance at end of year   741,854   $   12.00   395,632  $10.19  395,632   $10.26
                         =======================================================
Options exercisable      488,520   $   11.32   348,532  $10.19  217,433   $10.16
                         =======================================================

Information about options outstanding at December 31, 1997 is summarized as follows:

                             Options       Weighted average       Options
Exercise price per share   Outstanding  remaining life (years)  Exercisable
---------------------------------------------------------------------------
$10.50                         237,666                     7.3      237,666
$ 8.94                          38,188                     7.8       38,188
$ 9.75                          40,100                     7.8       40,100
$11.50                          10,000                     9.5        3,333
$13.38                         415,900                     9.6      169,233
                           ------------------------------------------------
                               741,854                              488,520
                           ================================================

     The per share weighted-average fair values of options granted during 1997 and 1995 were $.92 and $.63, respectively. No options were granted in 1996. These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

                           1997     1995
----------------------------------------
Risk-free interest rate    5.78%   6.05%
Dividend yield             8.47%   7.73%
Volatility factor         18.43%  18.61%
Life (years)               3.00    5.58
========================================

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 37

The option prices were equal to the market prices at the date of grant or vesting date for all of the options granted in 1997 and 1995 and, accordingly, no compensation cost has been recognized for options in the financial statements. If the Company had applied a fair value-based method to recognize compensation cost for stock options, net earnings and net earnings per common share would have been reduced as indicated below:

                            Years ended December 31,
                            - - - - - - - - - - - - - - - - - - - - - - - -
                                      1997               1996       1995
---------------------------------------------------------------------------
Net earnings:
  As reported               $        6,592,338     3,508,709  3,777,465
  Pro forma                          6,451,554     3,479,036  3,744,966
Net earnings per common
  share-basic and diluted:
    As reported                           0.70          0.56       0.61
    Pro forma                             0.68          0.56       0.61
===========================================================================

     The pro forma amounts reflect only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under a fair value-based method is not reflected in the pro forma amounts because compensation cost is recognized over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not required to be considered.

Restricted  Share  Plan

In 1997, the Executive Compensation Committee recommended, and the Board of Trustees approved, a Restricted Share Plan. The Executive Compensation Committee believes that the grant of restricted share awards provides a long-term incentive to persons who contribute to the growth of MART and establishes a direct link between compensation and shareholder return.

     In 1997, 400,000 restricted shares were made available for the plan and 368,333 restricted shares with a market value of $13.38 per share were awarded under the plan. These shares are subject to forfeiture restrictions which lapse at defined annual rates to 2008, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards. Such costs were $825,000 in 1997.

Share  Repurchase  Plan

On February 14, 1995, the Board of Trustees approved a share repurchase plan which authorized the repurchase of up to approximately 310,000 shares. During the year ended December 31, 1995 the Company purchased 277,200 shares at an average cost of $8.06 per share. On February 12, 1996 the Board of Trustees increased the authorized number of shares that may be repurchased to 410,000. During the year ended December 31, 1996 the Company purchased an additional 8,618 shares at an average cost of $9.45 per share.

M.  Commitments

Minimum rental commitments for operating land leases as of December 31, 1997 are as follows:

1998        $   625,000
1999            625,000
2000            625,000
2001            625,000
2002            625,000
Thereafter   23,882,000
-----------------------
Total       $27,007,000
=======================

     Certain of the leases contain renewal or purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $675,000 in 1997, $601,000 in 1996 and $262,000 in 1995.

N.  Leases

The Company's shopping centers and other commercial properties are generally leased on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases are as follows:

1998        $ 35,845,000
1999          32,550,000
2000          29,112,000
2001          26,226,000
2002          23,146,000
Thereafter   176,677,000
------------------------
Total       $323,556,000
========================

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST      -       PAGE 38

     The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $816,000 in 1997, $1,012,000 in 1996 and $1,246,000 in 1995. On a prospective basis, no more than 3.3% of annual rental revenue is derived from any one tenant, except Giant Food of Maryland. Giant Food minimum lease payments represent approximately 11.7% for the years 1998 through 2002 and 32% thereafter of the total minimum lease payments above. The percentages of total minimum lease payments in the years 1998 and beyond are high due to the fact that Giant Food leases have long lease terms compared with other major tenants who use renewal option terms. Renewal option minimum lease payments are not included in the totals above.

O.  Other  Revenues

Other  revenues  consists  of  the  following:

                                  Years Ended December 31,
                        - - - - - - - - - - - - - - - - - - - - - - -
                          1997              1996              1995
---------------------------------------------------------------------
Interest and dividends  $321,185           484,428        757,905
Miscellaneous            146,453           225,149        269,430
                        ---------------------------------------------
                        $467,638           709,577      1,027,335
                        =============================================

P.  Gain  (Loss)  on  Properties

Gain  (loss)  on  properties  consists  of  the  following:

                                       Years Ended December 31,
                         - - - - - - - - - - - - - - - - - - - - - - - - -
                             1997                1996               1995
---------------------------------------------------------------------------
Gain (loss) on sales of
  operating properties   $ 1,042,727              720,916      (257,731)
Gain (loss) on sales of
  properties held for
  sale, net                  122,109              293,583       (22,631)
Valuation allowance for
  loss on property
  under contract          (1,148,000)            (713,900)            -
                         --------------------------------------------------
                         $    16,836              300,599      (280,362)
                         ==================================================

     The gain (loss) on sales of operating properties includes minority interest of $75,173 for the year ended December 31,1997.

The gain (loss) on sales of operating properties and gain (loss) on sales of properties held for sale, net, include minority interest of $21,194 and $96,049, respectively, for the year ended December
31,  1996.

Q.  Gain  on  Life  Insurance  Proceeds

In January, 1995, the Company received $1,002,000 in life insurance proceeds as a result of the death of a former BTR general partner and officer.

R.  Net  Earnings  Per  Share

The following table sets forth information relating to the computation of basic and diluted earnings per share:


Years Ended December 31,

1997        1996       1995
--------------------------------------------------------------------------------
---------------------------
Numerator:
  Earnings before cumulative effect of accounting
     change and extraordinary loss
$6,819,211    3,508,709  3,165,082
    Dividends on unvested restricted share awards
(76,667)          -          -
                                                                        --------
-------------------------
  Numerator for basic earnings per share-earnings
     available to common shareholders
6,742,544    3,508,709  3,165,082
    Adjustment to dividends on restricted share awards
537           -          -
                                                                        --------
-------------------------
  Numerator for diluted earnings per share-earnings
     available to common shareholders
$6,743,081   3,508,709  3,165,082

=================================
Denominator:(1)
  Denominator for basic earnings per share-weighted
     average shares outstanding
9,308,682   6,211,092  6,176,991
  Effect of dilutive securities:
    Unvested portion of restricted share awards
2,145           -          -
    Share options
49,739           -          -
                                                                        --------
-------------------------
  Denominator for diluted earnings per
     share-adjusted weighted average shares
9,360,566   6,211,092  6,176,991

=================================

(1) The denominator excludes the effect of securities which are antidilutive. At December 31,
1997, the convertible
subordinated debentures, if converted, would produce an additional 1,666,857 shares and the
Units, if exchanged, would
produce  an  additional  3,175,770  shares.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 39

S.  Subsequent  Events

The Company acquired Wayne Heights Plaza on January 26, 1998, for approximately$5,400,000. The Company acquired Wayne Avenue Plaza on February 11, 1998, for approximately $10,700,000 which included the assumption of a mortgage approximating $8,300,000.

ITEM  9  -  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

PART  III

ITEM  10  -  TRUSTEES  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 1998 annual meeting of shareholders, is incorporated herein by reference.

     The  Executive  Officers  of  MART  are  as  follows:

Name        Age                                  Position and Business
Experience
--------------------------------------------------------------------------------
-
LeRoy E.     72  Chairman of the Board of MART since September 1993.
Hoffberger       Director of BTR from 1963 to September 1993. President of CPC,
Inc., President and Director of
                 Keystone Realty Co., Vice President and Director of MP
Commercial Inc., Director of the
                 following public mutual funds - Davis New York Venture Fund and eight other public mutual funds
                 also advised by Davis Selected Advisers, L.P. , President and
Director of the Hoffberger
                 Foundation, Vice President and Director of Hoffberger Family
Fund.
F. Patrick   50  President and CEO of MART since September 1993.
Hughes           President of BTR from November 1990 to September 1993.

Paul F.      44  Executive Vice President of MART since March 1996.
Robinson         Vice President of MART since September 1993. Vice President of
BTR from May 1992 to
                 September 1993. Secretary and General Counsel of MART since
September 1993. Secretary and
                 General Counsel of BTR from
                 May 1989 to September 1993.

Paul G.      38  Vice President of MART since March 1996.
Bollinger        Principal Financial Officer of MART since September 1993.
Controller of MART and BTR from
                 June 1992 to January 1998. Assistant Treasurer & Assistant
Secretary since May 1992. Principal
                 Financial Officer of Financial Associates of Maryland (BTR
related residential development
                 partnership), for more than five years.

Eugene T.    49  Treasurer of MART since September 1993.
Grady            Treasurer of BTR since May 1989.

Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his successor is duly elected and qualified.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 40

ITEM  11  -  EXECUTIVE  COMPENSATION

The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 1998 annual meeting of shareholders.

ITEM  12  -  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 1998 annual meeting of shareholders.

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 1998 annual meeting of shareholders.

PART  IV

ITEM  14  -  EXHIBITS,  FINANCIAL
STATEMENT  SCHEDULES,  AND  REPORTS
ON  FORM  8-K

(a)  1.  Financial  Statements
The following financial statements of Mid-Atlantic Realty Trust and Subsidiaries are included in Part II Item 8:
  Independent  auditors'  report
  Consolidated balance sheets as of December 31, 1997 and 1996 Consolidated statements of operations for the years ended
    December  31,  1997,  1996  and  1995
  Consolidated  statements  of  shareholders'  equity  for  the  years ended  December  31,  1997,  1996  and  1995
  Consolidated  statements  of  cash  flows  for  the  years  ended
      December  31,  1997,  1996  and  1995
  Notes  to  consolidated  financial  statements

(a)  2.  Financial  Statement  Schedule
Schedule  III-Real  estate  and  accumulated  depreciation  and  amortization
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.  Exhibits

Exhibit  No.

 3(a)  Declaration of Trust dated June 29, 1993 (incorporated by reference to
Exhibit 3(a) to
MART's Registration
       Statement on Form S-11, File No. 33-66386).
 3(b)  By-laws (incorporated by reference to the Exhibit 3(b) to MART's
Registration Statement
on Form S-11,
       File No. 33-66386).
 4(a)  Specimen of certificate for Common Shares of Beneficial Interest
(incorporated by
reference to Exhibit 4(a) to
       MART's Registration Statement on Form S-11, File No. 33-66386).
 4(b)  Form of Trust Indenture dated September 8, 1993 between MART and Security
Trust
Company, N.A. (incorporated
       by reference to Exhibit 4(b) to MART's Registration Statement on Form S-
11, File No.
33-66386).
10(a)  Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through
November 14,
1997.*
10(b) Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by reference to MART's
Registration Statement on
       Form S-8, File No. 333-12161).
10(c)  Employment Agreement between BTR Realty, Inc. and F. Patrick Hughes
(incorporated
by reference to Exhibit
       10(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(d)  Employment Agreement between BTR Realty, Inc. and Paul F. Robinson
(incorporated by
reference to Exhibit
       10(c) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(e)  Amendment dated December 1, 1995 to Employment Agreement between MART and
F.
Patrick Hughes and
       MART and Paul F. Robinson.*
10(f)  Commitment Letter from First National Bank of Md. for Line of Credit to
MART
(incorporated by reference to
       Exhibit 10(d) to MART's Registration Statement on Form S-11, File No. 33-
66386).
10(g)  Agreement for Contribution of Interests dated April 1, 1997 among Mid-
Atlantic Realty
Trust and the Contributors
       named therein (incorporated by reference to Exhibit (c)1 to Form 8-K filed July 15, 1997).
10(h)  Agreement of Limited Partnership of MART Limited Partnership dated as of
June 30,
1997 (incorporated by
       reference to Exhibit (c)2 to Form 8-K filed July 15, 1997).
10(i)  Partnership Purchase and Sale Agreement among BTR Gateway, Inc., Mid-
Atlantic Realty
Trust, and Prentiss
       Properties Acquisition, L.P. (incorporated by reference to Exhibit (b)1 to Form 8-K filed
September 30, 1997).
10(j)  Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14,
1997.*
10(k)  Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation
Plan, adopted
on November 14, 1997.*
   12  Computation of Ratio of Earnings to Fixed Charges.*
   21  Subsidiaries of the Registrant.*
   23  Consent of KPMG Peat Marwick LLP.*
   27  Financial Data Schedule.*

(b)  Reports  on  Form  8-K.
     None.
*Filed  herewith

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 41

SCHEDULE  III  -  REAL  ESTATE  AND  ACCUMULATED  DEPRECIATION

December  31,  1997                      Initial cost to Company      Cost
capitalized subsequent to
acquisition
                                         - - - - - - - - - - - - -  - - - - - -
- - - - - - - - - - - - - - - -

Carrying costs
                            Mortgages                Buildings and
- - - - - - - - - - - - - - -
Description                  payable        Land     Improvements   Improvements
Land
Improvements
--------------------------------------------------------------------------------
--------------------------------
Shopping Centers
Harford Mall               $ 19,374,196     599,031      8,457,331    20,176,368
(12,954)
-
Enchanted Forest
  Shopping Center            12,041,548   3,873,246     15,314,736        24,883
-              -
Timonium Shopping Center      9,710,472   6,252,248     12,090,955         9,965
-
-
Radcliffe Center                      -  11,205,665      5,663,480           583
-              -
Shawan Plaza                 14,387,965   2,055,694     13,930,839         2,028
-              -
Ingleside Shopping Center             -   3,023,230     11,817,212         7,544
-              -
Owings Mills                 12,805,977   4,381,666      9,547,434       129,088
-              -
Shoppes at Easton             7,531,537   2,600,000     10,379,069        19,425
-              -
Brandywine Commons                    -           -     12,244,289             -
-              -
Lutherville Station                   -           -      4,031,809     7,296,476
-              -
Perry Hall Square             3,145,116   3,538,825      6,604,216        56,315
-              -
Timonium Crossing             6,330,420   4,276,779      4,792,548         2,344
-              -
Smoketown Plaza                       -     516,312     10,095,077       671,634
-              -
Glen Burnie Village                   -   3,081,553      4,598,794         1,094
-              -
Columbia Plaza                        -     999,739      6,887,711     1,488,836
203,353              -
Colonie Plaza                         -   1,137,567      7,755,095       654,960
-              -
Wilkens Beltway Plaza                 -           -      3,601,891     1,112,067
475,481      2,923,200
Spotsylvania Crossing                 -   1,544,314      6,600,616       292,719
-              -
Skyline Village               5,482,807     555,295      6,240,003     1,063,366
-              -
Club Centre                   5,544,495   2,029,919      3,600,663        17,512
-              -
York Road Plaza               8,544,767   1,562,382      2,102,575     2,801,390
-              -
Milford Commons                       -     673,306      3,789,682             -
-              -
Page Plaza                            -     496,404      5,777,369       146,064
(160,000)    (1,131,298)
Rosedale Plaza                1,785,461   1,024,712      3,217,926       307,149
-              -
Sudley Towne Plaza                    -     789,881      3,736,837       483,603
-              -
Burke Town Plaza              7,051,761           -      2,936,134     1,792,767
-              -
Arundel Plaza                         -   1,695,566        530,951             -
-              -
Rolling Road Plaza                    -     338,791      1,632,268     2,080,576
-       (837,931)
Patriots Plaza                        -           -      1,709,846       538,317
-              -
--------------------------------------------------------------------------------
--------------------------------
                            113,736,522  58,252,125    189,687,356    41,177,073
505,880
953,971
--------------------------------------------------------------------------------
--------------------------------
Office Buildings
Orchard Square                2,329,219   1,160,666      2,959,390           654
-              -
Patriots Plaza                        -           -      1,522,943       243,882
-              -
Wilkens Office II                     -           -      1,644,370       272,797
-              -
Wilkens Office I                      -           -      1,383,102       365,590
-              -
Wilkens Office III                    -           -        768,642       134,715
-              -
--------------------------------------------------------------------------------
--------------------------------
                              2,329,219   1,160,666      8,278,447     1,017,638
-              -
--------------------------------------------------------------------------------
--------------------------------
Bowling Centers
Freestate                             -     180,025        740,082         2,719
-              -
Waldorf                               -     243,139        579,096         5,690
-              -
Clinton                               -           -        457,764        63,297
-              -
--------------------------------------------------------------------------------
--------------------------------
                                      -     423,164      1,776,942        71,706
-              -
--------------------------------------------------------------------------------
--------------------------------
Other Rental Properties
Business Center                       -     395,536      1,190,692        67,046
-              -
Southwest                             -           -        283,039       610,278
45,149              -
Waldorf Firestone                     -       9,261        161,543         4,911
-              -
Ocean City                            -           -        133,624             -
-              -
--------------------------------------------------------------------------------
--------------------------------
                                      -     404,797      1,768,898       682,235
45,149              -
--------------------------------------------------------------------------------
--------------------------------
Development Operations                -           -     18,812,326             -
-              -
--------------------------------------------------------------------------------
--------------------------------
Property Held                         -   5,559,864              -             -
-              -
--------------------------------------------------------------------------------
--------------------------------
Other Property                        -           -        681,313             -
-              -
--------------------------------------------------------------------------------
--------------------------------
                           $116,065,741  65,800,616    221,005,282    42,948,652
551,029        953,971
================================================================================
================================

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 42

SCHEDULE  III  -  REAL  ESTATE  AND  ACCUMULATED  DEPRECIATION  -
CONTINUED


Life  on  which
December  31,  1997     Amount at which carried at close of period
depreciation on
                        - - - - - - - - - - - - - - - - - - - - -
latest  income
                                       Buildings and               Accumulated
Date of        Date     statement is
Description                   Land     improvements      Total     depreciation
construction   acquired
computed
--------------------------------------------------------------------------------
---------------------------------------
Shopping Centers
Harford Mall                  586,077     28,633,699   29,219,776    11,358,886
12/73
5-50 yrs.
Enchanted Forest
  Shopping Center           3,873,246     15,339,619   19,212,865       291,035
7/97
5-50 yrs.
Timonium Shopping Center    6,252,248     12,100,920   18,353,168       166,154
7/97     5-50 yrs.
Radcliffe Center           11,205,665      5,664,063   16,869,728       221,091
7/97
5-50 yrs.
Shawan Plaza                2,055,694     13,932,867   15,988,561       329,572
7/97
5-50 yrs.
Ingleside Shopping Center   3,023,230     11,824,756   14,847,986       148,625
7/97
  5-50 yrs.
Owings Mills                4,381,666      9,676,522   14,058,188       445,478
12/95
5-50 yrs.
Shoppes at Easton           2,600,000     10,398,494   12,998,494       756,474
9/94
5-50 yrs.
Brandywine Commons                  -     12,244,289   12,244,289       870,563
11/95
5-50 yrs.
Lutherville Station                 -     11,328,285   11,328,285       531,559
10/93     5-50
yrs.
Perry Hall Square           3,538,825      6,660,531   10,199,356       280,578
7/97
5-50 yrs.
Timonium Crossing           4,276,779      4,794,892    9,071,671        79,542
7/97
5-50 yrs.
Smoketown Plaza               516,312     10,766,711   11,283,023     3,181,177
4/87
5-50 yrs.
Glen Burnie Village         3,081,553      4,599,888    7,681,441        79,383
7/97
5-50 yrs.
Columbia Plaza              1,203,092      8,376,547    9,579,639     2,395,571
6/88
5-50 yrs.
Colonie Plaza               1,137,567      8,410,055    9,547,622     2,462,141
12/87
5-50 yrs.
Wilkens Beltway Plaza         475,481      7,637,158    8,112,639     1,655,669
5/81
5-50 yrs.
Spotsylvania Crossing       1,544,314      6,893,335    8,437,649     2,116,522
5/87
5-50 yrs.
Skyline Village               555,295      7,303,369    7,858,664     2,093,065
5/88
5-50 yrs.
Club Centre                 2,029,919      3,618,175    5,648,094        98,025
7/97     5-50
yrs.
York Road Plaza             1,562,382      4,903,965    6,466,347     1,493,378
11/85
5-50 yrs.
Milford Commons               673,306      3,789,682    4,462,988         6,315
12/97
5-50 yrs.
Page Plaza                    336,404      4,792,135    5,128,539       936,880
8/91                 5-50
yrs.
Rosedale Plaza              1,024,712      3,525,075    4,549,787       707,055
10/89
5-50 yrs.
Sudley Towne Plaza            789,881      4,220,440    5,010,321     1,444,340
7/84
5-50 yrs.
Burke Town Plaza                    -      4,728,901    4,728,901     2,009,635
7/79-7/82
5-50 yrs.
Arundel Plaza               1,695,566        530,951    2,226,517             -
12/97     5-50
yrs.
Rolling Road Plaza            338,791      2,874,913    3,213,704     1,247,615
6/73
5-50 yrs.
Patriots Plaza                      -      2,248,163    2,248,163       974,077
6/84                 5-50 yrs.
--------------------------------------------------------------------------------
---------------------------------------
                           58,758,005    231,818,400  290,576,405    38,380,405
--------------------------------------------------------------------------------
---------------------------------------
Office Buildings
Orchard Square              1,160,666      2,960,044    4,120,710        66,264
7/97
5-50 yrs.
Patriots Plaza                      -      1,766,825    1,766,825       601,044
8/85                 5-50 yrs.
Wilkens Office II                   -      1,917,167    1,917,167       538,067
1/87                 5-50
yrs.
Wilkens Office I                    -      1,748,692    1,748,692       619,187
1/85                 5-50
yrs.
Wilkens Office III                  -        903,357      903,357       193,734
1/91                 5-50
yrs.
--------------------------------------------------------------------------------
---------------------------------------
                            1,160,666      9,296,085   10,456,751     2,018,296
--------------------------------------------------------------------------------
---------------------------------------
Bowling Centers
Freestate                     180,025        742,801      922,826       591,167
3/78                 5-50
yrs.
Waldorf                       243,139        584,786      827,925       241,828
3/79                 5-50
yrs.
Clinton                             -        521,061      521,061       278,847
8/71                 5-50 yrs.
--------------------------------------------------------------------------------
---------------------------------------
                              423,164      1,848,648    2,271,812     1,111,842
--------------------------------------------------------------------------------
---------------------------------------
Other Rental Properties
Business Center               395,536      1,257,738    1,653,274       261,477
4/90
5-50 yrs.
Southwest                      45,149        893,317      938,466       487,964
4/68                 5-50
yrs.
Waldorf Firestone               9,261        166,454      175,715        67,352
9/78                 5-50
yrs.
Ocean City                          -        133,624      133,624        72,379
12/87     5-50 yrs.
--------------------------------------------------------------------------------
---------------------------------------
                              449,946      2,451,133    2,901,079       889,172
--------------------------------------------------------------------------------
---------------------------------------
Development Operations              -     18,812,326   18,812,326             -
91-97
--------------------------------------------------------------------------------
---------------------------------------
Property Held               5,559,864              -    5,559,864             -
7/73-12/97
--------------------------------------------------------------------------------
---------------------------------------
Other Property                      -        681,313      681,313       381,817
9/82-12/97     3-10
yrs.
--------------------------------------------------------------------------------
---------------------------------------
                           66,351,645    264,907,905  331,259,550    42,781,532
================================================================================
=======================================

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 43

(1)  The  changes  in  total  cost  of  properties  are  as  follows:

                                 Years  Ended  December  31,
                         - - - - - - - - - - - - - - - - - - - - -
                             1997           1996          1995
------------------------------------------------------------------
Balance beginning
  of year                $210,258,781   213,822,056   191,497,142
Additions during year:
  Acquisitions            136,321,147     3,126,553    12,244,289
  Improvements              2,697,464     1,498,868     2,356,780
  Development
    operations             15,633,614     4,715,773    15,685,170
                          ----------------------------------------
                          154,652,225     9,341,194    30,286,239
                          ----------------------------------------
Deductions during year:
  Valuation allowance
    for loss               (1,148,000)     (713,900)            -
  Cost of real estate
    sold                  (32,340,056)  (11,965,663)   (6,292,793)
  Retirements and
    disposals                (163,400)     (224,906)   (1,668,532)
                          ----------------------------------------
                          (33,651,456)  (12,904,469)   (7,961,325)
                          ----------------------------------------
  Balance end
    of year              $331,259,550   210,258,781   213,822,056
                         =========================================

(2)  The  changes  in  accumulated  depreciation  are  as  follows:

                                  Years  Ended  December  31,
                        - - - - - - - - - - - - - - - - - - - - -
                              1997           1996           1995
-----------------------------------------------------------------
Balance beginning
  of year               $(42,702,472)  (39,430,308)  (36,448,969)
Depreciation and
  amortization            (6,954,803)   (5,413,737)   (4,983,617)
Retirements, disposals
  and sales                6,875,743     2,141,573     2,002,278
                        -----------------------------------------
Balance end of year     $(42,781,532)  (42,702,472)  (39,430,308)
                        =========================================

(3) The aggregate basis of properties for Federal income tax purposes is approximately $279,000,000 at December 31, 1997.
(4)  See  Item  2  for  geographic  location  of  properties.
(5)  Freestate  includes  one  bowling  center  in  Illinois.

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST       -      PAGE 44

ENHIBIT 21.  PARENT AND SUBSIDIARIES OF REGISTRANT

The subsidiaries of MART are listed below. All are engaged in the ownership and/or development of commercial real estate in the United States. All are included in the consolidated financial statements filed as part of this Annual Report.

                                    State of Incorporation
Name                                     or Formation       Interest
---------------------------------------------------------------------
CORPORATIONS:
BTR Arkor, Inc.                     Maryland                     100%
BTR Atlanta Daycare, Inc.           Maryland                     100%
BTR Business Center, Inc.           Maryland                     100%
BTR Chandler, Inc.                  Maryland                     100%
BTR East Greenbush, Inc.            Maryland                     100%
BTR Fallston Corner, Inc.           Maryland                     100%
BTR Free State Bowls, Inc.          Maryland                     100%
BTR Gateway, Inc.                   Maryland                     100%
BTR Holdings, Inc. (Formerly
  Diamond Alley, Inc.)              Maryland                     100%
BTR Manassas, Inc.                  Maryland                     100%
BTR Marigot, Inc.                   Maryland                     100%
BTR Marina, Inc.                    Maryland                     100%
BTR McClintock, Inc.                Maryland                     100%
BTR New Ridge, Inc.                 Maryland                     100%
BTR Northwood Properties, Inc.      Maryland                     100%
BTR Odenton Properties, Inc.        Maryland                     100%
BTR Ray Road, Inc.                  Maryland                     100%
BTR Real Estate Enterprises, Inc.   Maryland                     100%
BTR Salisbury, Inc.                 Maryland                     100%
BTR Southdale, Inc.                 Maryland                     100%
BTR Union Hills, Inc.               Maryland                     100%
BTR Waldorf Development
  Corporation                       Maryland                     100%
BTR Waldorf Tire, Inc.              Maryland                     100%
BTR Yuma, Inc.                      Maryland                     100%
Burke Town Plaza, Inc.              Maryland                     100%
Brandywine Commons, Inc.            Maryland                     100%
Clinton Development Company, Inc.   Maryland                     100%
Colonie Plaza, Inc.                 Maryland                     100%
Columbia Plaza, Inc.                Maryland                     100%
Commonwealth Plaza, Inc.            Maryland                     100%
Concourse Realty Management, Inc.   Maryland                     100%
Davis Ford Properties, Inc.         Maryland                     100%
Essanwy, Inc.                       Maryland                     100%
Easton Shoppes, Inc.                Maryland                     100%
Fredericksburg Plaza, Inc.          Maryland                     100%
Greenbush Residential, Inc.         Maryland                     100%
Harrisonburg Plaza, Inc.            Maryland                     100%
Kingston Crossing, Inc.             Maryland                     100%
MART Acquisition, Inc.              Maryland                     100%
New Town Village, Inc.              Maryland                     100%
North East Station, Inc.            Maryland                     100%
Orchard Landing Apartments, Inc.    Maryland                     100%
Orchard Landing Limited, Inc.       Maryland                     100%
Page Plaza Associates, Inc.         Maryland                     100%
Park Sedona, Inc.                   Maryland                     100%
Rolling Road Plaza, Inc.            Maryland                     100%
Rosedale Partners, Inc.             Maryland                     100%
Rosedale Plaza, Inc.                Maryland                     100%
Route 642 Properties, Inc.          Maryland                     100%
Sedona Sewer, Inc.                  Maryland                     100%
Southdale Mortgage, Inc.            Maryland                     100%
Southwest Development Properties,
  Inc.                              Maryland                     100%
Timonium Shopping Center, Inc.      Maryland                     100%
Wake Plaza, Inc.                    Maryland                     100%
Wyaness, Inc.                       Maryland                     100%
LIMITED LIABILITY COMPANIES:
Perry Hall Square, LLC              Maryland                     100%
Radcliffe, LLC                      Maryland                     100%
Round Hollow, LLC                   Maryland                     100%
Stonehenge, LLC                     Maryland                     100%
Talton, LLC                         Maryland                     100%
Timonium Shopping Center
  Associates, LLC                   Maryland                     100%
Yorkway Associates, LLC             Maryland                     100%

     The following are partnerships in which Mid-Atlantic Realty Trust has partnership interests:

                                       State of
Name                                   Formation  Interest
-----------------------------------------------------------
Arizona & Warner Limited Partnership   Maryland         50%
BBG Joint Venture                      Maryland         93%
BBG Properties Limited Partnership     Maryland         93%
Fredericksburg Plaza Limited
  Partnership                          Maryland         93%
Financial Associates of Maryland       Maryland        100%
Gateway International Limited
  Partnership                          Maryland        100%
Harbour Island Associates              Maryland        100%
Kensington Associates                  Maryland         93%
MART Limited Partnership               Maryland         82%
Northwood Limited Partnership          Maryland         67%
Ritchie Limited Liability Partnership  Maryland         67%
Rosedale Plaza Limited Partnership     Maryland        100%
Route 642 Limited Partnership          Maryland         93%
Scotia Associates Limited Partnership  Maryland         50%
Southdale Limited Partnership          Maryland         50%
Union Hills Limited Partnership        Maryland         50%
Wyaness Associates                     Maryland        100%

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST
-PAGE 45

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act Of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MID-ATLANTIC  REALTY  TRUST

Date:    3/26/98          /s/  F.  Patrick  Hughes
         ------------------------------------------
                          F.  Patrick  Hughes,  President
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

Date:    3/26/98          /s/  LeRoy  E.  Hoffberger
         -------------------------------------------
                          LeRoy  E.  Hoffberger,  Chairman

Date:    3/26/98          /s/  F.  Patrick  Hughes
         ------------------------------
F.  Patrick  Hughes,  Trustee,  Principal  Executive  Officer

Date:    3/26/98          /s/  Paul  G.  Bollinger
         ---------------------------------
Paul G.  Bollinger, Controller, Principal Financial Officer

Date:    3/26/98          /s/  Eugene  T.  Grady
         -----------------------------------------------
                          Eugene  T.  Grady,  Treasurer

Date:    3/26/98          /s/  Robert  A.  Frank
         -----------------------------------------------
                          Robert  A.  Frank,  Trustee

Date:    3/26/98          /s/  Marc  P.  Blum
         -----------------------------------------------
                          Marc  P.  Blum,  Trustee

Date:    3/27/98          /s/  M.  Ronald  Lipman
         -----------------------------------------------
                          M.  Ronald  Lipman,  Trustee

Date:    3/26/98          /s/  Jack  H.  Pechter
         -----------------------------------------------
                          Jack  H.  Pechter,  Trustee

Date:    3/26/98          /s/  Daniel  S.  Stone
         -----------------------------------------------
                          Daniel  S.  Stone,  Trustee

Date:    3/27/98          /s/  David  F.  Benson
         -----------------------------------------------
                          David  F.  Benson,  Trustee

1997 ANNUAL REPORT       -      MID - ATLANTIC REALTY TRUST