Form 10-Q
period 1998-03-31
MID ATLANTIC REALTY TRUST
filed 1998-05-04
CIK 909298

FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549
                                            FORM 10-Q


   (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended                   March 31, 1998
          ---------------------------------------------------------------------
                                                   or
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from _______________________ to ___________________
   (Amended by Exch Act Rel No. 312905. eff 4/26/93)

   Commission File Number:                              1-12286
                                             -----------------------------------

                                 MID-ATLANTIC REALTY TRUST
       ------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

              MARYLAND                                            52-1832411
   --------------------------------------          -----------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

    170 West Ridgely Road, Suite 300, Lutherville                   21093
   ---------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                         (410) 684-2000
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   N/A
   ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X            NO
                                      ---                ----

   14,622,142 Common Shares were outstanding as of April 23, 1998.

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

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.   OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   Part I. FINANCIAL INFORMATION
   Item 1. Consolidated Financial Statements

                                       MID-ATLANTIC REALTY TRUST

                                      Consolidated Balance Sheets

                                                               As of
                                                      March 31,     December 31,
                                                          1998            1997
                                                 -------------- ----------------
                                                    (UNAUDITED)
ASSETS
Properties:
 Operating properties  ..........................$  326,174,459      306,887,360
 Less accumulated depreciation and amortization ..   44,826,312       42,781,532
                                                 -------------- ----------------
                                                    281,348,147      264,105,828
 Development operations  .........................   20,659,045       18,812,326
 Property held for development or sale  ..........    5,563,060        5,559,864
                                                 -------------- ----------------
                                                    307,570,252      288,478,018

Cash and cash equivalents  .......................    1,161,409        8,427,217
Notes and accounts receivable - tenants  and other .    686,412          880,414
Prepaid expenses and deposits  ...................    1,383,468        1,928,584
Deferred financing costs .........................    1,042,324        1,172,470
                                                 -------------- ----------------

                                                $   311,843,865      300,886,703
                                                 ============== ================



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses .........$    5,086,745         5,721,093
 Notes payable ...................................  14,600,000         3,400,000
 Construction loan payable .......................   8,876,958         8,692,916
 Mortgages payable ............................... 116,846,797       116,065,741
 Convertible subordinated debentures .............  15,932,000        17,502,000
 Deferred income .................................     763,235           666,444
                                                 -------------- ----------------
                                                   162,105,735       152,048,194
                                                 -------------- ----------------

Minority interest in consolidated joint ventures  . 41,887,064        42,076,946
                                                 -------------- ----------------

Shareholders' Equity:
 Preferred shares of beneficial interest, $.01 par value, authorized
    2,000,000 shares, issued and outstanding, none .         -                 -
 Common shares of beneficial interest, $.01 par value,
    authorized 100,000,000, issued and outstanding,
    14,609,764 and 14,460,248, respectively ......     146,098           144,602
 Additional paid-in capital  ..................... 132,929,560       131,281,852
 Distributions in excess of accumulated earnings . (25,224,592)     (24,664,891)
                                                 -------------- ----------------
                                                   107,851,066       106,761,563
                                                 -------------- ----------------
                                                $   311,843,865      300,886,703
                                                 ============== ================

See accompanying notes to consolidated financial statements.

                                      MID-ATLANTIC REALTY TRUST

                              Consolidated Statements of Operations
                                              (UNAUDITED)

                                               Three Months Ended
                                                     March 31,
                                        --------------------------------
                                              1998              1997
                                        --------------    --------------


REVENUES:
  Rentals ..............................$   10,051,087         6,945,245
  Tenant recovery .......................    1,661,106         1,201,912
  Other .................................      112,202            57,611
                                         --------------    --------------
                                            11,824,395         8,204,768
                                         --------------    --------------
EXPENSES:
  Interest  .............................    2,835,651         2,776,041
  Depreciation and amortization
     of property and improvements  ......    2,118,279         1,393,993
  Operating  ............................    2,381,620         2,118,187
  General and administrative ............      701,117           572,654
                                         --------------    --------------
                                             8,036,667         6,860,875
                                         --------------    --------------
EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST  .............    3,787,728         1,343,893
Minority interest .......................     (752,691)          (67,273)
                                         --------------   --------------

EARNINGS FROM OPERATIONS  ...............    3,035,037         1,276,620

Gain on properties ......................       67,950            75,173
                                         --------------   --------------

EARNINGS BEFORE EXTRAORDINARY LOSS  .....    3,102,987         1,351,793

Extraordinary loss from early
   extinguishment of debt ...............      (32,984)                -
                                         --------------   --------------

NET EARNINGS ...........................$    3,070,003        1,351,793
                                         ==============   ==============



NET EARNINGS PER SHARE -
   BASIC AND DILUTED ...................$         0.21             0.18
                                         ==============   ==============



   See accompanying notes to consolidated financial statements.

                                     MID-ATLANTIC REALTY TRUST

                               Consolidated Statements of Cash Flows
                                             (UNAUDITED)

                                                Three Months Ended March 31,
                                           ------------------------------------
                                                    1998              1997
                                               --------------    --------------

Cash flows from operating activities:
  Net earnings ...............................$    3,070,003         1,351,793
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization  ..........    2,118,279         1,393,993
      Gain on properties ......................      (67,950)          (75,173)
      Minority interest in earnings, net  .....      745,342            67,273
      Amortization of deferred financing costs        94,119           108,227
      Changes in operating assets and liabilities:
        Decrease in operating assets  .........      739,118         1,151,422
        Decrease in operating liabilities .....     (537,557)       (1,067,768)
      Other, net ..............................       30,952                 -
                                               --------------    --------------

          Total adjustments ...................    3,122,303         1,577,974
                                               --------------    --------------

              NET CASH PROVIDED BY
                OPERATING ACTIVITIES ..........    6,192,306         2,929,767
                                               --------------    --------------

Cash flows from investing activities:
    Acquisitions of and additions to properties  (12,893,148)       (2,445,066)
    Proceeds from sales of properties  ........      128,076           934,276
    Receipts from minority partners ...........            -            17,607
    Payments to minority partners .............     (935,224)         (444,860)
                                               --------------    --------------

              NET CASH USED IN
                INVESTING ACTIVITIES  .........  (13,700,296)       (1,938,043)
                                               --------------    --------------

Cash flows from financing activities:
   Proceeds from notes payable  ...............   12,700,000         8,800,000
   Principal payments on notes payable  .......   (1,500,000)       (7,700,000)
   Principal payments on mortgages payable  ...   (7,480,409)         (210,335)
   Proceeds from construction loan payable  ...      184,042                 -
   Additions to deferred financing costs ......       (4,928)          (11,501)
   Dividends paid  ............................   (3,629,704)       (1,765,153)
   Other, net  ................................      (26,819)             (172)
                                               --------------    --------------

              NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES  .........      242,182          (887,161)
                                               --------------    --------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS  .......................   (7,265,808)          104,563

CASH AND CASH EQUIVALENTS,
  beginning of period  ........................    8,427,217         1,013,838
                                               --------------    --------------

CASH AND CASH EQUIVALENTS,
  end of period  .............................$    1,161,409         1,118,401
                                               ==============    ==============


Schedule of noncash investing and financing activities
   Mortgage payable assumed in acquisition ...$    8,299,132                 -
   Conversion of subordinated debentures,
      net of deferred financing costs .........    1,526,103         7,408,688
                                               ==============    ==============

During the three month periods ended March 31, 1998 and 1997, $368,671 and $24,872, respectively, in interest costs were capitalized as construction period interest in development operations.




 See accompanying notes to consolidated financial statements.

                                  MID-ATLANTIC REALTY TRUST
                         Notes To Consolidated Financial Statements
                                            (UNAUDITED)

ORGANIZATION
Mid-Atlantic Realty Trust was incorporated June 29, 1993 and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust is the successor to the operations of BTR Realty, Inc. and qualifies as a real estate investment trust ("REIT") for Federal income tax purposes. As used herein, the term "MART" or the "Company" refers to Mid-Atlantic Realty Trust, and entities owned or controlled by MART, including MART Limited Partnership (the "Operating Partnership").

DESCRIPTION OF BUSINESS
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States. The Company has an equity interest in 32 operating shopping centers, 27 of which are wholly-owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 132 acres which it is holding for development or sale.

All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at March 31, 1998.

CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of March 31, 1998 and the consolidated statements of operations for the Company for the three month periods ended March 31, 1998 and March 31, 1997 and the consolidated statements of cash flows for the periods ended March 31, 1998 and March 31, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and cash flows have been included. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Mid-Atlantic Realty Trust 1997 Annual Report to shareholders.

FINANCIAL ACCOUNTING STANDARDS BOARD PRONOUNCEMENT
In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 97-11 relating to the accounting for internal staff costs associated with acquisitions of operating properties. The consensus requires that these costs be expensed (for transactions occurring after March 19, 1998) similar to the accounting for such costs in business combination transactions. As the Company has followed a practice of capitalizing certain internal staff costs relating to acquisitions of operating properties, this consensus will result in a change in accounting policy; however, the change is not expected to have a material effect on net earnings.

NET EARNINGS PER SHARE
Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed using the "if-converted" method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method.

Continued

                                MID-ATLANTIC REALTY TRUST
                   Notes To Consolidated Financial Statements - Continued
                                       (UNAUDITED)

NET EARNINGS PER SHARE - Continued

The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                Three Months Ended March 31,
                                              --------------------------------
                                                    1998              1997
                                              --------------    --------------

   Numerator:
      Earnings before extraordinary loss:    $     3,102,987         1,351,793
         Dividends on unvested
            restricted share awards                  (76,667)                -
                                               --------------    --------------
      Numerator for basic earnings per share- earnings
         available to common shareholders          3,026,320         1,351,793

         Adjustments to dividends
            on restricted share awards                 3,423                 -
                                               --------------    --------------
   Numerator for diluted earnings
         per share- earnings
         available to common shareholders    $     3,029,743         1,351,793
                                               ==============    ==============

   Denominator: (1)
      Denominator for basic earnings per share -weighted
           average shares outstanding             14,209,337         7,422,542
      Effect of dilutive securities:
            Unvested portion of restricted
               share awards                           13,690                 -
            Share options                             93,549            24,960
                                               --------------    --------------
   Denominator for diluted earnings per share- adjusted
         weighted average shares                  14,316,576         7,447,502
                                               ==============    ==============

          (1) The denominator excludes the effect of securities which are antidilutive. For purposes of this computation at March 31, 1998, the convertible subordinated debentures, if converted, would produce an additional 1,611,101 shares and the Units, if exchanged, would produce an additional 3,175,770 shares and at March 31, 1997, the convertible debentures, if converted, would produce an additional 4,297,323 shares.

CONVERTIBLE SUBORDINATED DEBENTURES
Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. For the three months ended March 31, 1998, $1,570,000 in debentures were converted to 149,516 common shares of beneficial interest. For the three months ended March 31, 1997, $7,661,000 in debentures were converted to 729,604 common shares of beneficial interest. The balance of the debentures, at March 31, 1998, of $15,932,000, convertible at $10.50 per share, if fully converted, would produce an additional 1,517,333 shares. Costs associated with the issuance of the debentures were approximately $813,000 at March 31, 1998 and are being amortized through 2003. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

SHAREHOLDERS' EQUITY
During the three months ended March 31, 1998, shareholders' equity changed for the following items:
- Net earnings of $3,070,003
- Dividend paid of $3,629,704
- Common shares and additional paid-in capital increased by $1,526,103 due to conversion of $1,570,000 in debentures
- Other changes, net of $123,101, primarily related to the restricted share plan

   Restricted Share Plan
In 1997, the Executive Compensation Committee recommended, and the Board of Trustees approved, a Restricted Share Plan. The Executive Compensation Committee believes that the grant of restricted share awards provides a long-term incentive to persons who contribute to the growth of MART and establishes a direct link between compensation and shareholder return. In 1997, 400,000 restricted shares were made available for the plan and 368,333 restricted shares with a market value of $13.38 per share were awarded under the plan. These shares are subject to forfeiture restrictions which lapse at defined annual rates to 2008, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards. Such costs were $150,000 for the three months ended
March 31, 1998, of which $69,000 in costs were recorded as general and administrative expenses and $81,000 in costs were capitalized as additions to properties.


SUBSEQUENT EVENT
The Company sold its Gateway Park shopping center located in Page, Arizona on April 27, 1998 for $4,440,000. This sale should generate no significant gain or loss in 1998.

   Part I. FINANCIAL INFORMATION
   Item 2.
                            MID-ATLANTIC REALTY TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the Company's results of operations for the three months ended March 31, 1998, with those for the three months ended March 31, 1997.

Comparison of three months ended March 31, 1998 to three months ended March 31, 1997

Rental revenues increased by $3,106,000 or 45% to $10,051,000 for the three months ended March 31, 1998 from $6,945,000 for the three months ended March 31, 1997. The portfolio acquisition of ten properties from partnerships associated with Jack H. Pechter in July 1997 ("JHP Acquisition") contributed an increase in rental revenues of approximately $3,219,000 for the period. Acquisitions of Milford Commons and Arundel Plaza in December 1997, and of Wayne Heights Plaza in January 1998 and Wayne Avenue Plaza in February 1998 ("New Acquisitions") contributed an increase in rental revenues of approximately $525,000. The redevelopment of Lutherville Station, the development of North East Station and other occupancy and net rental increases contributed approximately $376,000 in rental increases. The increases were partly offset by $1,015,000 in rental revenue decreases attributable to the sales in March 1997 of the Union Hills shopping center, the sale in May 1997 of the Plaza Del Rio shopping center, and the sale in September 1997 of the Gateway International Office project.

Tenant recovery revenues increased by $459,000 to $1,661,000 from $1,202,000. The increased tenant recoveries were primarily due to the JHP Acquisition and the New Acquisitions offset partly by decreases related to the sales of properties referred to above.

Other revenues increased by $54,000 to $112,000 from $58,000 primarily due to interest income from higher short term investment balances.

As a result of the above changes total revenues increased by $3,619,000 to $11,824,000 from $8,205,000.

Interest expense increased by $60,000 to $2,836,000 from $2,776,000 primarily due to increases related to debt assumed for the JHP Acquisition and New Acquisitions of $1,200,000 partly offset by decreases related to the conversion of debentures, $556,000, and the paydowns of mortgages and notes payable, $564,000.

Depreciation and amortization increased by $724,000 to $2,118,000 from $1,394,000 primarily due to depreciation related to the JHP
Acquisition properties.

Operating expenses increased by $263,000 to $2,381,000 from $2,118,000 primarily due to operations of the JHP Acquisition and the New Acquisitions properties, partly offset by reduced operating expenses related to the sales of properties referred to above.

General and administrative expenses increased by $128,000 to $701,000 from $573,000 due primarily to increased compensation expenses.

Minority interest expense increased by $686,000 to $753,000 from $67,000 due primarily to the addition of minority limited partnership interests in connection with the JHP Acquisition.

For the three months ended March 31, 1998, earnings from operations increased by $1,758,000 to $3,035,000 from $1,277,000. MART also recognized a gain on properties of $68,000 and an extraordinary loss on the early extinguishment of debt of $33,000. The gain on properties and extraordinary item, when combined with earnings from operations, resulted in net earnings of $3,070,000 for the period. For the three months ended March 31, 1997, MART recognized a gain on properties of $75,000. The gain on properties, when combined with earnings from operations, resulted in net earnings of $1,352,000 for the period.

Cash Flow Comparison

The following discussion compares the statement of cash flows information for 1998 with the information for 1997.

Net cash flow provided by operating activities was $6,192,000 and $2,930,000 in the three months ended March 31, 1998 and 1997, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

Net cash flow used in investing activities increased by $11,762,000, to $13,700,000 in 1998 from $1,938,000 in 1997. The increase was primarily a result of the levels of acquisitions and additions to properties in 1998 (primarily due to the Wayne Heights Plaza and Wayne Avenue Plaza acquisitions) and a decrease in proceeds from sales of properties.

Net cash flow from financing activities increased by $1,129,000, to net cash flow provided by financing activities of $242,000 in 1998 from net cash flow used in financing activities of $887,000 in 1997. The increase was primarily a result of an increase in net borrowings of $2,938,000 due to higher levels of development and acquisition costs. The increased net borrowings were partly offset by an increase in dividends paid of $1,865,000.

   Part I. FINANCIAL INFORMATION
   Item 3. Quantitative and Qualitative Disclosures about
              Market Risk -      Not Applicable
   Part II. OTHER INFORMATION
   Item 1. Legal Proceedings - In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

   Item 2. Changes of Securities and Use of Proceeds -    None

   Item 3. Defaults upon Senior Securities -    None

   Item 4. Submission of Matters to a Vote of Security Holders  -
      The Annual Meeting of Shareholders is to be held on May 15, 1998. At this time, matters which appeared on the April 2, 1998 proxy statement will be submitted for approval.

   Item 5. Other Information -
   Summary Financial Data
The following sets forth summary financial data which has been prepared by the Company without audit. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.
   ---------------------------------------------------------------------------
                              MID-ATLANTIC REALTY TRUST
                                Summary Financial Data
                       (In thousands, except per share data)

                                                        Three months
                                                       ended March 31,
                                              --------------------------------
                                                      1998              1997


   Revenues ..................................$      11,824             8,205
                                              ==============    ==============

   Net earnings ..............................$       3,070             1,352
                                              ==============    ==============

   Net earnings per share
      - basic and diluted ....................$        0.21              0.18
                                              ==============    ==============

   OTHER FINANCIAL DATA:
   ------------------------------------

   FFO - diluted (1) .........................$       6,145             3,554
                                              ==============    ==============

   Weighted average number of shares
      outstanding - FFO diluted ...............      19,103            11,745
   SELECTED CASH FLOW DATA:
   -----------------------------------------------------

   Net cash flow provided by operating
      activities .............................$       6,192             2,930
   Net cash flow used in investing activities .     (13,700)           (1,938)
   Net cash flow provided by (used in)
      financing activities ....................         242              (887)
                                              ==============    ==============

   RECONCILIATION OF NET EARNINGS TO FFO - DILUTED
   ----------------------------------------------------------------------

   Net earnings ..............................$       3,070             1,352
          Depreciation and amortization
             on real estate assets  ...........       2,118             1,394
          Gains on properties .................         (68)              (75)
          Extraordinary loss ..................          33                 -
          Operating Partnership minority
             interest expense .................         665                 -
          Convertible debenture interest expense        327               883
                                              --------------    --------------
   FFO - diluted .............................$       6,145             3,554
                                              ==============    ==============

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

   -------------------------------------------------------------------------

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

                                             MID-ATLANTIC REALTY TRUST AND
                                             SUBSIDIARIES
                                             (Registrant)



   Date:            5/04/98                  By:   /s/ F. Patrick Hughes
              -----------------              -----------------------------------
                                             F. Patrick Hughes
                                             President
                                             Principal Executive Officer



   Date:             5/04/98                  By:   /s/ Paul G. Bollinger
              -----------------               ----------------------------------
                                              Paul G. Bollinger
                                              Vice President, Finance
                                              Principal Financial Officer