Form 10-Q
period 1998-06-30
MID ATLANTIC REALTY TRUST
filed 1998-07-30
CIK 909298

FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549
                                            FORM 10-Q


   (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998
                          -----------------------------------------------------
                                                        or
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from _______________________ to __________________
   (Amended by Exch Act Rel No. 312905. Eff 4/26/93)

   Commission File Number:                              1-12286
                                                     -------------------

                                 MID-ATLANTIC REALTY TRUST
   --------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

              MARYLAND                                               52-1832411
   -----------------------------           ------------------------------------
       (State or other jurisdiction of             (I.R.S.. Employer
       incorporation or organization)             Identification No.)

    170 West Ridgely Road, Suite 300, Lutherville                   21093
   ----------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                         (410) 684-2000
   ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   -----------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X                NO
                                      ---                   --

   14,348,133 Common Shares were outstanding as of July 29, 1998.

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

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.   OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   Part I. FINANCIAL INFORMATION
   Item 1. Consolidated Financial Statements

                                   MID-ATLANTIC REALTY TRUST
                                  Consolidated Balance Sheets



                                                            As of
                                                  June 30,        December 31,
                                                    1998             1997
                                              ---------------- ----------------
                                                 (UNAUDITED)
ASSETS
Properties:
 Operating properties  .......................$    332,662,669      306,887,360
 Less accumulated depreciation and amortization .   46,038,388       42,781,532
                                              ---------------- ----------------
                                                   286,624,281      264,105,828
 Development operations  ........................    9,923,737       18,812,326
 Property held for development or sale  .........    5,417,611        5,559,864
                                              ---------------- ----------------
                                                   301,965,629      288,478,018

Cash and cash equivalents  ......................    2,392,243        8,427,217
Notes and accounts receivable - tenants  and other . 2,265,586          880,414
Prepaid expenses and deposits  ..................      740,572        1,928,584
Deferred financing costs ........................      978,895        1,172,470
                                              ---------------- ----------------
                                             $     308,342,925      300,886,703
                                              ================ ================


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses .........$    5,038,515        5,721,093
 Notes payable .................................    12,300,000        3,400,000
 Construction loan payable .....................     9,000,044        8,692,916
 Mortgages payable .............................   116,368,124      116,065,741
 Convertible subordinated debentures............    15,372,000       17,502,000
 Deferred income ...............................       800,587          666,444
                                              ---------------- ----------------
                                                   158,879,270      152,048,194
                                              ---------------- ----------------

Minority interest in consolidated joint ventures    41,695,494       42,076,946
                                              ---------------- ----------------
Shareholders' Equity:
 Preferred shares of beneficial interest, $.01 par value, authorized
    2,000,000 shares, issued and outstanding, none        -                 -
 Common shares of beneficial interest, $.01 par value,
    authorized 100,000,000, issued and outstanding,
    14,657,282 and 14,460,248, respectively ...        146,573          144,602
 Additional paid-in capital  ..................    133,510,629      131,281,852
 Distributions in excess of accumulated earnings   (25,889,041)     (24,664,891)
                                              ---------------- ----------------
                                                   107,768,161      106,761,563
                                              ---------------- ----------------
                                             $     308,342,925      300,886,703
                                              ================ ================
See   accompanying   notes   to   consolidated  financial
statements.

                                  MID-ATLANTIC REALTY TRUST
                            Consolidated Statements of Operations
                                         (UNAUDITED)

                      Six Months Ended                    Three Months Ended
                           June 30,                             June 30,
            --------------------------------  ---------------------------------
                  1998             1997              1998             1997
            --------------  ----------------  ---------------- ----------------

REVENUES:
 Rentals       $20,382,171       13,760,586        10,331,084        6,815,341
 Tenant recovery 3,465,851        2,489,336         1,804,745        1,287,424
 Other ........    243,708          147,175           131,506           89,564
            --------------  ----------------  ---------------- ----------------
                24,091,730       16,397,097        12,267,335        8,192,329
            --------------  ----------------  ---------------- ----------------

COSTS AND EXPENSES:
 Interest  ...   5,889,822        5,362,560         3,054,171        2,586,519
 Depreciation
  / amortization
  of property and
  improvements   4,313,290        2,749,266         2,195,011        1,355,273
 Operating.....  4,926,993        4,223,257         2,545,373        2,105,070
 General and
 administrative  1,456,879        1,134,746           755,762          562,092
            --------------  ----------------  ---------------- ----------------
                16,586,984       13,469,829         8,550,317        6,608,954
            --------------  ----------------  ---------------- ----------------
EARNINGS FROM
 OPERATIONS BEFORE
 BEFORE MINORITY
 INTEREST  ..... 7,504,746         2,927,268        3,717,018        1,583,375

Minority interest
 expense .......(1,491,913)         (137,722)        (739,222)         (70,449)
             --------------  ----------------  ---------------- ---------------

EARNINGS FROM
 OPERATIONS .... 6,012,833         2,789,546        2,977,796        1,512,926

Gain on
 properties ....    92,437            91,172           24,487           15,999
            --------------  ----------------  ---------------- ----------------

EARNINGS BEFORE
 EXTRAORDINARY
 LOSS............6,105,270         2,880,718        3,002,283        1,528,925

Extraordinary loss
 from early
 extinguishment of
 debt..........   (32,984)               -                 -                -



NET EARNINGS....$6,072,286         2,880,718        3,002,283        1,528,925
            ==============  ================  ================ ================



NET EARNINGS PER SHARE
 -BASIC AND DILUTED
  AND BEFORE AND
  AFTER EXTRAORDINARY
  ITEM           $   0.41              0.37             0.20             0.19
            ==============  ================  ================ ================











See   accompanying   notes   to   consolidated   financial
statements.

                          MID-ATLANTIC REALTY TRUST
                     Consolidated Statements of Cash Flows
                                 (UNAUDITED)

                                                    Six Months Ended June 30,
                                                 ----------------------------
                                                     1998               1997
                                                 ------------       -----------

Cash flows from operating activities:
  Net earnings .........................$           6,072,286         2,880,718
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization  ....           4,237,504         2,749,266
      Gain on properties ................             (92,437)          (91,172)
      Stock compensation, net............             197,868              -
      Minority interest in earnings, net.           1,484,564           137,722
      Amortization of deferred financing costs        148,974           204,664
      Changes in operating assets and liabilities:
       (Increase) decrease in operating assets...    (197,160)        1,471,760
       Decrease in operating liabilities ........    (548,435)         (495,177)
                                             ----------------  ----------------

           Total adjustments  ..........            5,230,878         3,977,063
                                             ----------------  ----------------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES ..................           11,303,164         6,857,781
                                             ----------------  ----------------

Cash flows from investing activities:
  Acquisitions of and additions to properties     (13,770,232)       (8,089,484)
    Proceeds from sales of properties  ......       4,498,017         5,137,111
    Receipts from minority partners .........           -                17,607
    Payments to minority partners ...........      (1,866,016)         (658,020)
                                             ----------------  ----------------
NET CASH USED IN
 INVESTING ACTIVITIES  ......................     (11,138,231)       (3,592,786)

                                             ----------------  ----------------
Cash flows from financing activities:
   Proceeds from notes payable  .............      16,300,000        26,200,000
   Principal payments on notes payable  .....      (7,400,000)      (26,600,000)
   Principal payments on mortgages payable  .      (7,920,963)         (425,308)
   Proceeds from construction loan payable  .         307,128         2,829,202
   Additions to deferred financing costs ....          (9,224)          (11,501)
   Dividends paid............................      (7,296,436)       (3,746,242)
   Shares repurchased........................        (153,593)             (297)
   Other, net ...............................         (26,819)           39,026
                                             ----------------  ----------------
NET CASH USED IN
 FINANCING ACTIVITIES  ......................      (6,199,907)       (1,715,120)
                                             ----------------  ----------------

NET (DECREASE)  INCREASE IN CASH
  AND CASH EQUIVALENTS  .....................      (6,034,974)        1,549,875

CASH AND CASH EQUIVALENTS,
  beginning of period  ......................       8,427,217         1,013,838
                                             ----------------  ----------------

CASH AND CASH EQUIVALENTS,
  end of period  ............................$      2,392,243         2,563,713
                                             ================  ================

Schedule of Noncash Investing and Financing Activities:
 Mortgages payable assumed in acquisition ...$      8,299,132            -
 Conversion of subordinated debentures,
  net of deferred financing costs............$      2,072,000        10,649,269
                                             ================  ================


During the six month periods ended June 30, 1998 and 1997, $587,880 and $81,130, respectively, of interest costs were capitalized as construction period interest in development operations.




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

       The Company has an equity interest in 31 operating shopping centers, 26 of which are wholly-owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 125 acres which it is holding for development or sale.

        All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at June 30, 1998.


   CONSOLIDATED FINANCIAL STATEMENTS
        The consolidated balance sheet as of June 30, 1998 and the consolidated statements of operations for the Company for the six and three month periods ended June 30, 1998 and June 30, 1997 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and June 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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










                                                                     CONTINUED

                             MID-ATLANTIC REALTY TRUST
               Notes To Consolidated Financial Statements - Continued
                                    (UNAUDITED)

NET EARNINGS PER SHARE - Continued

The following table sets forth information relating to the computation of basic and diluted earnings per share:

                  Six Months Ended June 30,         Three Months Ended June 30,
            -------------------------------------------------------------------
                  1998             1997              1998             1997
            --------------  ----------------  ---------------- ----------------
Numerator:
Earnings before
 extraordinary
 loss:     $     6,105,270         2,880,718         3,002,283        1,528,925
Dividends on
 unvested
 restricted
 share awards     (153,595)            -               (76,928)           -
            --------------  ----------------  ---------------- ----------------
Numerator for
 basic earnings
 per share-
 earnings
 available to
 common
 shareholders    5,951,675         2,880,718         2,925,355        1,528,925

Adjustments to
 dividends on
 restricted
 share awards        3,528              -                  194             -
Numerator for
 diluted
 earnings
 per share-
 earnings
 available to
 common
 shareholders  ===========  ================  ================ ================
           $     5,955,203         2,880,718         2,925,549        1,528,925
               ===========  ================  ================ ================

Denominator: (1)
Denominator for
 basic earnings
 per share-weighted
 average shares
 outstanding    14,269,910         7,815,859        14,316,793        7,818,154
Effect of
dilutive
securities:
 Unvested portion
 of restricted
 share awards        7,056            -                10,442             -
Share options       81,856            34,326           73,587            29,643
Denominator for
 diluted earnings
 per share-
 adjusted
 weighted
 average
 shares
 outstanding==============  ================  ================ ================
                14,358,822         7,850,185        14,400,822        7,847,797
            ==============  ================  ================ ================

   (1) The denominator excludes the effect of securities which are antidilutive. For purposes of this computation at June 30, 1998, the convertible subordinated debentures, if converted, would produce an additional 1,464,000 shares and the Units, if exchanged, would produce an additional 3,175,771 shares.


   CONVERTIBLE SUBORDINATED DEBENTURES
      Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September
   15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. For the six months ended June 30, 1998, $2,130,000 in debentures were converted to 202,846 common shares of beneficial interest. For the six months ended June 30, 1997, $11,009,000 in debentures were converted to 1,048,452 common shares of beneficial interest. The balance of the debentures, at June 30, 1998, of $15,372,000, convertible at $10.50 per share, if fully converted, would produce an additional 1,464,000 shares. Costs associated with the issuance of the debentures were approximately $784,826 at June 30, 1998 and are being amortized through 2003. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

   SHAREHOLDERS' EQUITY
        During the six months ended June 30, 1998, shareholders' equity changed for the following items:
          - Net earnings of  $6,072,286
          - Dividend paid of $7,296,436
          - Common shares and  additional paid-in capital increased by
            $2,072,000   due  to  conversion  of  $2,130,000  in
            debentures
          - Other changes, net of $158,748, primarily related to the restricted share plan and stock repurchases.

   RESTRICTED SHARE PLAN
        In 1997, the Executive Compensation Committee recommended, and the Board of Trustees approved, a Restricted Share Plan. The Executive Compensation Committee believes that the grant of restricted share awards provides a long-term incentive to persons who contribute to the growth of MART and establishes a direct link between compensation and shareholder return. In 1997, 400,000 restricted shares were made available for the plan and 368,333 restricted shares with a market value of $13.38 per share were awarded under the plan. These shares are subject to forfeiture restrictions which lapse at defined annual rates to 2008, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards. Such costs were $302,000 for the six months ended June 30, 1998, of which $155,000 in costs were recorded as general and administrative expenses and $147,000 in costs were capitalized as additions to properties.

   Part I. FINANCIAL INFORMATION
   Item 2.
                          MID-ATLANTIC REALTY TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion compares the Company's results of operations for the six and three months ended June 30, 1998, with those for the six and three months ended June 30, 1997.

   Comparison of six months ended June 30, 1998 to six months ended June 30, 1997.

         Rental revenues increased by $6,622,000 or 48% to $20,382,000 for the six months ended June 30, 1998 from $13,761,000 for the six months ended June 30, 1997. The portfolio acquisition of ten properties from partnerships associated with Jack H. Pechter in July 1997 ("JHP Acquisition") contributed an increase in rental revenues of approximately $6,490,000 for the period. Acquisitions of Milford Commons and Arundel Plaza in December 1997, and of Wayne Heights Plaza in January 1998, and Wayne Avenue Plaza in February 1998 ("New Acquisitions") contributed an increase in rental revenues of approximately $1,288,000. The redevelopment of Lutherville Station, the development of North East Station, and other occupancy and net rental increases contributed approximately $872,000 in rental increases. The increases were partially offset by $2,028,000 in rental revenue decreases attributable to the March 1997 sale of the Union Hills shopping center, the sale in May 1997 of the Plaza Del Rio shopping center, the September 1997 sale of the Gateway International Office project, and the April 1998 sale of Page Plaza shopping center.

          Tenant recovery revenues increased by $977,000 to $3,466,000 from $2,489,000. The increased tenant recoveries were primarily due to the JHP Acquisition and the New Acquisitions offset by decreases related to the sales of properties referred to above.

          Other  revenues   increased  by  $97,000  to  $244,000  from  $147,000
   primarily due to interest income from higher short term investment balances.

          As a result of the above changes total revenues increased by $7,695,000 to $24,092,000 from $16,397,000.

          Interest expense increased by $527,000 to $5,890,000 from $5,363,000 primarily due to increases related to debt assumed for the JHP Acquisition and New Acquisitions of $2,078,000 partly offset by decreases related to the conversion of debentures $971,000, and the paydown of mortgages and notes payable, $580,000.

          Depreciation and amortization increased by $1,564,000 to $4,313,000 from $2,749,000 primarily due to increases related to the JHP Acquisition .

          Operating expenses increased by $704,000 to $4,927,000 from $4,223,000 primarily due to increased operating expenses from JHP and New Acquisition properties offset by reduced operating expenses related to property sales.

          General and administrative expenses increased by $322,000 to $1,457,000 from $1,135,000 due primarily to increased compensation expenses.

          Minority interest expense increased by $1,354,000 to $1,492,000 from $138,000 due primarily to the addition of minority limited partnership interests in connection with the JHP Acquisition.


          For the six months ended June 30, 1998, earnings from operations increased by $3,223,000 to $6,013,000 from $2,790,000. MART also recognized a gain on properties of $92,000 and an extraordinary loss on the early extinguishment of debt of $33,000. The gain on properties and extraordinary item, when combined with earnings from operations, resulted in net earnings of $6,073,000. For the six months ended June 30, 1997, MART recognized a gain on properties of $91,000. The gain on properties, when combined with earnings from operations, resulted in net earnings of $2,881,000 for the period.

   Comparison of three months ended June 30, 1998 to three months ended June 30, 1997.

         Rental revenues increased by $3,516,000 or 52% to $10,331,000 for the three months ended June 30, 1998 from $6,815,000 for the three months ended June 30, 1997. The JHP Acquisition contributed an increase in rental revenues of approximately $3,265,000 for the period. New Acquisitions contributed an increase in rental revenues of approximately $763,000. The redevelopment of Lutherville Station, the development of North East Station, and other occupancy and net rental increases contributed approximately $495,000 in rental increases. The increases were partially offset by $1,007,000 in rental revenue decreases attributable to the sale in May 1997 of the Plaza Del Rio shopping center, the September 1997 sale of the Gateway International Office project, and the April 1998 sale of Page Plaza shopping center.

          Tenant recovery revenues increased by $518,000 to $1,805,000 from $1,287,000. The increased tenant recoveries were primarily due to the JHP Acquisition and the New Acquisitions partly offset by decreases related to the sales of properties referred to above.

                                    CONTINUED

                           MID-ATLANTIC REALTY TRUST
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

   Comparison of three months ended June 30, 1998 to three months ended June 30, 1997 - Continued

          Other revenues increased by $42,000 to $132,000 from $90,000 primarily due to interest income from higher short term investment balances.

          As a result of the above changes total revenues increased by $4,075,000 to $12,267,000 from $8,192,000.

          Interest expense increased by $467,000 to $3,054,000 from $2,587,000 primarily due to increases related to debt assumed for the JHP Acquisition and New Acquisitions of $1,304,000 partly offset by decreases related to the conversion of debentures $415,000, and the paydown of mortgages payable.

          Depreciation and amortization increased by $840,000 to $2,195,000 from $1,355,000 primarily due to increases related to the JHP Acquisition .

          Operating expenses increased by $440,000 to $2,545,000 from $2,105,000 primarily due to increased operating expenses from JHP and New Acquisition properties partly offset by reduced operating expenses related to property sales.

          General and administrative expenses increased by $194,000 to $756,000 from $562,000 due primarily to increased compensation expenses.

          Minority interest expense increased by $669,000 to $739,000 from $70,000 due primarily to the addition of minority limited partnership interests in connection with the JHP Acquisition.

   Cash Flow Comparison
          The  following   discussion  compares  the  statement  of  cash  flows
   information for 1998 with the information for 1997.

          Net cash flow provided by operating activities was $11,303,000 and $6,858,000 in the six months ended June 30, 1998 and 1997, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

          Net cash flow used in investing activities increased by $7,545,000, to $11,138,000 in 1998 from $3,593,000 in 1997. The increase was primarily a result of increased levels of acquisitions and additions to properties in 1998.

          Net cash flow used in financing activities increased by $4,485,000 to net cash flow used in financing activities of $6,200,000 in 1998 from net cash flow used in financing activities of $1,715,000 in 1997. The increase was primarily a result of an increase in dividends paid.

   RECENT ACCOUNTING PRONOUNCEMENTS

        In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 98-9 relating to the accounting for contingent rent in interim financial periods. The consensus requires that a lessor defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. The implementation of this pronouncement did not have a material impact for the three and six month periods ended June 30, 1998.

   Part II. OTHER INFORMATION

   Item 1. Legal Proceedings - In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

   Item 2. Changes in Securities - None

   Item 3. Defaults upon Senior Securities - None

   Item 4. Submission of Matters to a Vote of Security Holders   - The Annual
   Meeting of Shareholders was held on May 15, 1998. Elected to serve as trustees for the ensuing year and until the election and qualification of their successors were: Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger,
   F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, David F. Benson,
   and Jack H. Pechter.
   Matter Voted Upon                   For            Against          Withheld
   -----------------                   ---            -------          --------
   a.  Election of Trustees:
        Marc P. Blum                13,901,231          -                47,230
        Robert A. Frank             13,902,431          -                46,030
        LeRoy E. Hoffberger         13,897,217          -                51,244
        F. Patrick Hughes           13,904,525          -                43,936
        M. Ronald Lipman            13,903,131          -                45,330
        Daniel S. Stone             13,905,389          -                43,072
        David F. Benson             13,898,286          -                50,175
        Jack H. Pechter             13,897,157          -                51,304

                                    CONTINUED

                             MID-ATLANTIC REALTY TRUST
   Part II. OTHER INFORMATION - CONTINUED

   Item 4. - Submission of Matters to a Vote of Security Holders ( CONTINUED)
   Matter Voted Upon                   For            Against          Withheld
   -----------------                   ---            -------          --------

   b.  Proposal  to approve  the
   appointment  of KPMG Peat
   Marwick  LLP as the
   independent certified
   public accountants of MART
   for the fiscal year
   ending December 31, 1998:      13,837,935           45,647            64,879

   c.  Proposal to amend the
   Omnibus Share Plan             8,243,726         1,603,021         4,101,714

   d.  Proposal to amend
   MART's Declaration of Trust   13,656,348           142,742           149,371

   Because the matters voted upon at the meeting required the approval of only a majority of the votes cast at the meeting, votes withheld, abstentions, and broker non-votes had no effect upon the ultimate outcome of the vote.

   Item 5. Other Information -
   Summary Financial Data

          The following sets forth summary financial data which has been prepared by the Company without audit. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.



   ----------------------------------------------------------------------------
                         MID-ATLANTIC REALTY TRUST
                          Summary Financial Data
                   (In thousands, except per share data)

                      Six Months                        Three Months
                    Ended June 30,                    Ended June 30,
            --------------------------------  ---------------------------------
                  1998              1997              1998             1997
                  ----              ----              ----             ----

   Revenues       $24,092            16,397            12,267            8,192

   Net earnings    $6,072             2,881             3,002            1,529
   Net earnings
   per share
   - basic and
   diluted          $0.41              0.37              0.20             0.19

   OTHER FINANCIAL DATA:
   -----------------------------------------------------

   FFO -
   diluted (1)    $12,277             7,148             6,133            3,595

   Weighted
   average
   number of
   shares
   outstanding
   - FFO
   diluted         19,086            11,756            19,072           11,757

   SELECTED CASH FLOW DATA:
   -----------------------------------------------------

   Net cash
    flow provided
    by operating
    activities    $11,303             6,858
   Net cash
    flow used in
    investing
    activities    (11,138)           (3,593)
   Net cash
    flow used
    in financing
    activities     (6,200)           (1,715)

   RECONCILIATION OF NET EARNINGS TO FFO - DILUTED
   ----------------------------------------------------------------------

   Net earnings    $6,072             2,881             3,002            1,529
    Depreciation
    and amortization
    on real estate
    assets          4,313             2,749             2,195            1,355
   Gain on
    properties        (92)              (91)              (24)             (16)
   Extraordinary
   loss on early
   extinguishment
   of debt             33                 -                -               -
   Operating
    Partnership
    minority
    interest
    expense         1,312                 -               648              -
   Convertible
    debenture
    interest
    expense           639             1,609               312              727
             -------------  ----------------  ---------------- ----------------
   FFO -
    diluted $      12,277             7,148             6,133            3,595
            ==============  ================  ================ ================

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



   ---------------------------------------------------------------------------

   Item 6. Exhibits and Reports on Form 8K - None

                 MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                               SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             MID-ATLANTIC REALTY TRUST AND
                                             SUBSIDIARIES
                                             (Registrant)
 Date:             07/30/98                   By:   /s/ F. Patrick Hughes
          -----------------                   -------------------------------
                                                        F. Patrick Hughes
                                                        President
                                                        Chief Executive Officer




 Date:            07/30/98                   By:   /s/ Janice C. Robinson
          ----------------                   --------------------------------
                                                        Janice C. Robinson
                                                        Controller