Form 10-Q
period 1998-09-30
MID ATLANTIC REALTY TRUST
filed 1998-11-02
CIK 909298

FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549
                                            FORM 10-Q


   (Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998
          ----------------------------------------------------------------------
                                                        or
   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from _______________________ to ___________________
   (Amended by Exch Act Rel No. 312905. Eff 4/26/93)

   Commission File Number:                              1-12286
                            -----------------------------------

                                 MID-ATLANTIC REALTY TRUST
   -----------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

              MARYLAND                                52-1832411
   -----------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S.. Employer
       incorporation or organization)             Identification No.)

    170 West Ridgely Road, Suite 300, Lutherville                   21093
   -----------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                         (410) 684-2000
   -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)


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

   14,125,048 Common Shares were outstanding as of October 28, 1998.

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

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Part II.    OTHER INFORMATION

         Item 1.   LEGAL PROCEEDINGS

         Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Item 3.   DEFAULTS UPON SENIOR SECURITIES

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.   OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   Part I. FINANCIAL INFORMATION
   Item 1. Consolidated Financial Statements

                              MID-ATLANTIC REALTY TRUST
                             Consolidated Balance Sheets




                                                             As of
                                                September 30,     December 31,
                                                    1998             1997
                                               ---------------- ----------------
                                                 (UNAUDITED)
ASSETS
Properties:
 Operating properties                              $346,737,374      306,887,360
 Less accumulated depreciation and amortization      48,417,516       42,781,532
                                                    298,319,858      264,105,828
 Development operations                              10,930,801       18,812,326
 Property held for development or sale                5,419,913        5,559,864
                                                 -------------- ----------------
                                                    314,670,572      288,478,018

 Cash and cash equivalents                              912,311        8,427,217
 Notes and accounts receivable - tenants  and other   2,474,759          880,414
 Prepaid expenses and deposits                        2,771,359        1,928,584
 Deferred financing costs                               931,950        1,172,470
                                                --------------- ----------------

                                              $     321,760,951      300,886,703
                                               ================ ================



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Accounts payable and accrued expenses ...........$   6,045,543        5,721,093
 Notes payable ....................................  21,465,858        3,400,000
 Construction loan payable ........................   9,000,043        8,692,916
 Mortgages payable ................................ 123,604,102      116,065,741
 Convertible subordinated debentures ..............  14,731,000       17,502,000
 Deferred income ..................................     751,122          666,444
                                                --------------- ----------------
                                                    175,597,668      152,048,194
                                                --------------- ----------------

Minority interest in consolidated joint ventures  .. 41,855,238       42,076,946
                                               ---------------- ----------------

Shareholders' Equity:
 Preferred shares of beneficial interest, $.01 par value, authorized
    2,000,000 shares, issued and outstanding, none        -                  -
 Common shares of beneficial interest, $.01 par value,
    authorized 100,000,000 shares, issued and outstanding,
    14,438,762 and 14,460,248, respectively .......     144,387         144,602
 Additional paid-in capital  ...................... 130,714,807     131,281,852
 Distributions in excess of accumulated earnings .  (26,551,149)    (24,664,891)
                                                --------------- ----------------
                                                    104,308,045     106,761,563
                                                --------------- ----------------
                                                  $ 321,760,951      300,886,703
                                               ================ ================




See   accompanying   notes   to   consolidated   financial
statements.

                              MID-ATLANTIC REALTY TRUST

                           Consolidated Statements of Operations
                                       (UNAUDITED)



                     Nine Months Ended                 Three Months Ended
                        September 30,                      September 30,
             --------------------------------  ---------------------------------
                  1998             1997              1998             1997
             --------------  ----------------  -----------------  --------------


REVENUES:
 Rentals .....$ 30,775,729         23,527,704         10,393,557       9,767,118
 Tenant recovery 5,289,009          4,105,905          1,823,158       1,616,569
 Other......       349,448            190,673            105,740          43,498
             --------------  ----------------  -----------------  --------------
                36,414,186         27,824,282         12,322,455      11,427,185
             --------------  ----------------  -----------------  --------------

COSTS AND EXPENSES:
  Interest  ..   8,855,358          9,545,898          2,965,536       4,183,338
  Depreciation
   / amortization
  of property and
  improvements   6,692,418          4,905,039          2,379,128       2,155,773
  Operating  .   7,571,106          6,719,536          2,644,114       2,496,279
  General and
  administrative 2,065,695          1,721,904            608,816         587,158

             --------------   ---------------- -----------------  --------------
                25,184,577         22,892,377          8,597,594       9,422,548
             --------------   ---------------- -----------------  --------------
EARNINGS FROM
 OPERATIONS BEFORE
 MINORITY
 INTEREST  ..   11,229,609          4,931,905          3,724,861       2,004,637

Minority interest
 expense ....  (2,237,530)          (734,344)          (745,617)       (596,622)
              -------------  -----------------  ----------------  --------------

EARNINGS FROM
 OPERATIONS      8,992,079          4,197,561          2,979,244       1,408,015

Gain on
 properties .       92,431           (49,562)                (5)       (140,734)
              --------------  ----------------  ---------------- ---------------

EARNINGS BEFORE
 EXTRAORDINARY
 LOSS........    9,084,510          4,147,999          2,979,239       1,267,281

Extraordinary loss
 from early
 extinguishment of
 debt             (32,984)               -                  -              -



NET EARNINGS. $  9,051,526         4,147,999           2,979,239       1,267,282
              ==============  ================  ================ ===============



NET EARNINGS PER SHARE
-BASIC AND DILUTED
 AND BEFORE AND
 AFTER EXTRAORDINARY
 ITEM         $     0.62             0.52              0.20              0.15
              ==============  ================  ================ ===============











See   accompanying   notes   to   consolidated   financial
statements.

                               MID-ATLANTIC REALTY TRUST
                          Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                             Nine Months Ended September 30,
                                           -------------------------------------
                                                1998              1997
                                           ----------------  -------------------
Cash flows from operating activities:
  Net earnings .......................    $      9,051,526          4,147,999
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization  ..          6,692,418          4,905,039
      (Gain)loss on properties .......             (92,431)            49,562
      Stock compensation, net..........            205,578                -
      Minority interest in earnings, net         2,230,182            734,344
     Amortization of deferred financing costs      200,963            296,170
      Changes in operating assets and liabilities:
      Increase in operating assets ....         (2,437,120)        (1,256,554)
      Increase in operating liabilities            409,128            629,117
                                           ----------------  -------------------

            Total adjustments  ........          7,208,718          5,357,678
                                           ----------------  -------------------

              NET CASH PROVIDED BY
                OPERATING ACTIVITIES ..         16,260,244          9,505,677
                                           ----------------  -------------------

Cash flows from investing activities:
   Acquisitions of and additions to properties (20,981,686)       (14,384,478)
    Proceeds from sales of properties            4,498,017         26,628,371
    Receipts from minority partners ...            335,012             17,607
    Payments to minority partners .....         (2,786,902)        (1,081,332)
                                           ----------------  -------------------

              NET CASH (USED IN) PROVIDED BY
                INVESTING ACTIVITIES  .       (18,935,559)         11,180,168
                                           ----------------  -------------------

Cash flows from financing activities:
   Proceeds from notes payable  .......        26,076,308          31,500,000
   Principal payments on notes payable         (8,010,450)        (47,900,000)
   Principal payments on mortgages payable     (8,633,394)         (5,213,190)
   Proceeds from construction loan payable        307,127           7,532,946
   Additions to deferred financing costs          (30,792)            (21,763)
   Dividends paid......................       (10,937,784)         (5,749,384)
   Shares repurchased..................        (3,583,774)            (15,610)
   Other,net...........................           (26,832)             39,026
                                           ----------------  -------------------

              NET CASH USED IN
                FINANCING ACTIVITIES  .        (4,839,591)        (19,827,975)
                                           ----------------  -------------------

NET (DECREASE)  INCREASE IN CASH
  AND CASH EQUIVALENTS  ...............        (7,514,906)            857,870

CASH AND CASH EQUIVALENTS,
  beginning of period  ................         8,427,217           1,013,838
                                           ----------------  -------------------

CASH AND CASH EQUIVALENTS,
  end of period  .....................    $       912,311           1,871,708
                                           ================  ===================

Schedule of Noncash Investing and Financing Activities:
 Operating partnership units issued ....  $        -               36,064,914
 Mortgages payable assumed in acquisitions     16,171,755          83,922,499
 Conversion of subordinated debentures,
  net of deferred financing costs ......  $     2,696,476          19,943,448
                                           ================  ===================


During the nine month periods ended September 30, 1998 and 1997, $523,217 and $210,898, respectively, of interest costs were capitalized as construction period interest in development operations.




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

        All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at September 30, 1998.


   CONSOLIDATED FINANCIAL STATEMENTS
        The consolidated balance sheet as of September 30, 1998 and the consolidated statements of operations for the Company for the nine and three month periods ended September 30, 1998 and September 30, 1997 and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and September 30, 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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










                                            CONTINUED

                              MID-ATLANTIC REALTY TRUST
                     Notes To Consolidated Financial Statements - Continued
                                     (UNAUDITED)

NET EARNINGS PER SHARE - Continued

The following table sets forth information relating to the computation of basic and diluted earnings per share:

              Nine Months Ended September 30,   Three Months Ended September 30,
             -------------------------------------------------------------------
                 1998             1997              1998             1997
             --------------  ----------------  ---------------- ----------------
Numerator:
Earnings before
 extraordinary
 loss:      $  9,084,510         4,147,999         2,979,239        1,267,282
Dividends on
 unvested
 restricted
 share awards  (230,524)            -               (76,929)         -
             --------------  ----------------  ---------------- ----------------
Numerator for
 basic earnings
 per share-
 earnings
 available to
 common
 shareholders  8,853,986         4,147,999         2,902,310        1,267,282

Adjustments to
 dividends on
 restricted
 share awards      -                 -                 -                -
Numerator for
 diluted
 earnings
 per share-
 earnings
 available to
 common
 shareholders==============  ================  ================ ================
            $  8,853,986         4,147,999         2,902,310        1,267,282
             ==============  ================  ================ ================


Denominator: (1)
Denominator for
 basic earnings
 per share -weighted
 average shares
 outstanding  14,269,982         7,998,582        14,270,130        8,421,096
Effect of
 dilutive
 securities:
Share options     69,432            39,143            43,242           53,594
Denominator for
 diluted earnings
 per share-
 adjusted
 weighted
 average shares
 outstanding ==============  ================  ================ ================
              14,339,414         8,037,725        14,313,372        8,474,690
             ==============  ================  ================ ================

   (1) The denominator excludes the effect of securities which are antidilutive. For purposes of this computation at September 30, 1998, the convertible subordinated debentures, if converted, would produce an additional 1,402,953 shares and the Units, if exchanged, would produce an additional 3,175,771 shares.


   CONVERTIBLE SUBORDINATED DEBENTURES
      Effective September 11, 1993 the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September
   15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. For the nine months ended September 30, 1998, $2,771,000 in debentures were converted to 263,891 common shares of beneficial interest. For the nine months ended September 30, 1997,
  $20,597,000  in  debentures  were  converted  to 1,961,569  common  shares of beneficial interest. The balance of the debentures, at September 30, 1998, of $14,731,000, convertible at $10.50 per share, if fully converted, would produce an additional 1,402,953 shares. Costs associated with the issuance of the debentures were approximately $752,097 at September 30, 1998 and are being amortized through 2003. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest.
  The debentures are subordinate to all mortgages payable.

   SHAREHOLDERS' EQUITY
      During the nine months ended September 30, 1998, shareholders' equity changed for the following items: -
          -Net  earnings of  $9,051,526
          -Dividend paid of $10,937,784
          -Common shares and additional  paid-in capital increased by $2,696,476 due to conversion of $2,771,000 in debentures
          -Other changes, $3,263,735 primarily related to stock repurchases


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

                              MID-ATLANTIC REALTY TRUST
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          The following discussion compares the Company's results of operations for the nine and three months ended September 30, 1998, with those for the nine and three months ended September 30, 1997.

   Comparison of nine months ended September 30, 1998 to nine months ended September 30, 1997

         Rental revenues increased by $7,248,000 or 31% to $30,776,000 for the nine months ended September 30, 1998 from $23,528,000 for the nine months ended September 30, 1997. The portfolio acquisition of ten properties from partnerships associated with Jack H. Pechter in July 1997 ("JHP Acquisition") contributed an increase in rental revenues of approximately $6,623,000 for the period. Acquisitions of Milford Commons and Arundel Plaza in December 1997, of Wayne Heights Plaza in January 1998, Wayne Avenue Plaza in February 1998, and DelAlba Plaza in September 1998 ("New Acquisitions") contributed an Increase in rental revenues of approximately $1,985,000. The redevelopment of Lutherville Station, the development of North East Station, and other occupancy and net rental increases contributed approximately $1,445,000 in net increases. The increases were partially offset by $2,805,000 in rental revenue decreases attributable to the March 1997 sale of Union Hills shopping center, the May 1997 sale of the Plaza Del Rio shopping center, the September 1997 sale of the Gateway International Office project, and the April 1998 sale of Page Plaza shopping center.

         Tenant recovery revenues increased by $1,183,000 to $5,289,000 from $4,106,000. The increased tenant recoveries were primarily due to the JHP Acquisition and the New Acquisitions offset by decreases related to the sales of properties referred to above.

          Other revenues increased by $159,000 to $349,000 from $190,000 primarily due to interest income from higher short term investment balances.

          As a result of the above changes total revenues increased by $8,590,000 to $36,414,000 from $27,824,000.

          Interest expense decreased by $691,000 to $8,855,000 from $9,546,000 primarily due to decreases related to the conversion of debentures
 $1,359,000 and the paydown of mortgages and notes payable $1,549,000 partly offset by increases related to debt assumed for the JHP acquisition and New Acquisitions $2,217,000.

          Depreciation and amortization increased by $1,787,000 to $6,692,000 from $4,905,000 primarily due to increases related to the JHP Acquisition .

          Operating expenses increased by $852,000 to $7,571,000 from $6,719,000 primarily due to increased operating expenses from JHP and New Acquisition properties offset by reduced operating expenses related to property sales.

          General and administrative expenses increased by $344,000 to $2,066,000 from $1,722,000 due primarily to expense related to nonviable projects and compensation.

          Minority interest expense increased by $1,503,000 to $2,237,000 from $734,000 due primarily to the addition of minority limited partnership interests in connection with the JHP and New Acquisition properties.


          For the nine months ended September 30, 1998, earnings from operations increased by $4,794,000 to $8,992,000 from $4,198,000. MART also recognized a gain on properties of $92,000 and an extraordinary loss on the early extinguishment of debt of $33,000. The gain on properties and extraordinary item, when combined with earnings from operations, resulted in net earnings of $9,051,000. For the nine months ended September 30, 1997, MART recognized a loss on properties of $50,000. The loss on properties, when combined with earnings from operations, resulted in net earnings of $4,148,000 for the period.

Comparison of three months ended September 30, 1998 to three months ended September 30, 1997

         Rental revenues increased by $626,000 or 6% to $10,393,000 for the three months ended September 30, 1998 from $9,767,000 for the three months ended September 30, 1997. New Acquisitions contributed an increase in rental revenues of approximately $714,000 for the period. The redevelopment of Lutherville Station, the development of North East Station, and other occupancy and net rental increases contributed approximately $689,000 in rental increases. The increases were partially offset by $777,000 in rental revenue decreases attributable to the September 1997 sale of the Gateway International Office project, and the April 1998 sale of Page Plaza shopping center.

         Tenant recovery revenues increased by $206,000 to $1,823,000 from $1,617,000. The increased tenant recoveries were primarily due to the New Acquisitions, development , and redevelopment projects partly offset by decreases related to the sales of properties referred to above.


                                    CONTINUED

                              MID-ATLANTIC REALTY TRUST
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

   Comparison of three months ended September 30, 1998 to three months ended September 30, 1997 - Continued

          As a result of the above changes total revenues increased by $895,000 to $12,322,000 from $11,427,000.

          Interest expense decreased by $1,218,000 to $2,965,000 from $4,183,000 primarily due to the paydown of mortgages payable $873,000, expenses related to the conversion of debentures $388,000, partly offset by increases from the debt assumed for New Acquisitions, the redevelopment of Lutherville Station, and credit line borrowings $144,000.

          Depreciation and amortization increased by $223,000 to $2,379,000 from $2,156,000 primarily due to increases related to New Acquisitions.

          Operating expenses increased by $148,000 to $2,644,000 from $2,496,000
 primarily  due  to  increased   operating   expenses  from  New   Acquisition
 properties, the redevelopment of Lutherville Station, and the development of North East Station partly offset by reduced operating expenses related to property sales.

          General and administrative expenses increased by $22,000 to $609,000 from $587,000 due primarily to increased shareholder related expense and expense related to nonviable projects.

          Minority interest expense increased by $149,000 to $746,000 from $597,000 due primarily to the addition of minority limited partnership interests in connection with New Acquisitions.

   Cash Flow Comparison
          The  following   discussion  compares  the  statement  of  cash  flows
 information for 1998 with the information for 1997.

          Net cash flow provided by operating  activities  was  $16,260,000 and
$ 9,506,000  in  the  nine  months  ended   September  30,  1998  and, 1997
 respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

          Net cash flow used in investing activities increased by $30,116,000 to $18,936,000 in 1998 from cash provided by investing activities of $11,180,000 in 1997. The increase was primarily a result of increased levels of acquisitions of properties and decreases in proceeds from the sale of properties in 1998.

          Net cash flow used in financing activities decreased by $14,988,000 to $4,840,000 in 1998 from $19,828,000 in 1997. The decrease was primarily a result of a higher level of net principal paydowns in 1997, primarily due to a line of credit paydown from proceeds of the sale of the Gateway
 International Office Project.

RECENT ACCOUNTING PRONOUNCEMENTS

      On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. The Company has historically capitalized the direct internal costs of identifying and acquiring property and, accordingly, realized an increase in expense in each of the quarters ended June 30, 1998, and September 30, 1998. The Company estimates an annualized cost of $.01 per common share and expects this level of acquisition costs will continue in the future.

        In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 98-9 relating to the accounting for contingent rent in interim financial periods. The consensus requires that a lessor defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. The implementation of this pronouncement did not have a material impact for the three and nine month periods ended September 30, 1998.

   YEAR 2000 ISSUE

        The year 2000 issue  relates to whether  computer  systems will properly
 recognize  date  sensitive   information  to  allow  accurate  processing  of
 transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous data or fail.
        As a result of the Company's normal upgrade and replacement processes, it has been determined that all existing network and desktop equipment is year 2000 compliant. The Company's mission critical property management and
 financial   reporting   software   will  require  a  year  2000   programming
 modification. This modification is scheduled for installation in November 1998. The Company has determined that all non-mission critical software is year 2000 compliant. As the Company owns primarily community retail centers without enclosed common areas, the use of this technology is very limited and management does not believe that the year 2000 issue will pose significant problems in these systems. The company expects that the costs to specifically remediate year 2000 information technology issues will be minimal.
       The Company believes the "worst case scenario" exposure to be indirect in nature involving vendors, suppliers, and tenants. Currently, management
 does  not  feel  it  is  possible   to  measure   the  effect  of   potential
 complications. The Company will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.

                                   CONTINUED

                              MID-ATLANTIC REALTY TRUST

   Part II. OTHER INFORMATION

   Item 1. Legal Proceedings - In the ordinary course of business, the Company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

   Item 2. Changes in Securities - None

   Item 3. Defaults upon Senior Securities - None

   Item 4. Submission of Matters to a Vote of Security Holders - None.

   Item 5. Other Information -
   Summary Financial Data

          The following sets forth summary financial data which has been prepared by the Company without audit. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.


--------------------------------------------------------------------------------
                                MID-ATLANTIC REALTY TRUST
                                 Summary Financial Data
                           (In thousands, except per share data)
                           Nine Months                       Three Months
                        Ended September 30,                Ended September 30,
                --------------------------------  ------------------------------
                    1998              1997              1998             1997
                    ----              ----              ----             ----

Revenues        $ 36,414            27,824            12,322           11,427

Net earnings    $  9,051             4,148             2,979            1,267
Net earnings
per share -
basic and
diluted         $   0.62              0.52              0.20             0.15

OTHER FINANCIAL DATA:
-----------------------------------------------------

FFO-diluted (1) $ 18,571            11,916             6,294            4,767

Weighted
average
number of
shares
outstanding
- FFO diluted     19,023            12,853            18,910           14,922

SELECTED CASH FLOW DATA:
-----------------------------------------------------

Net cash
flow provided
by operating
activities      $ 16,260             9,506
Net cash
flow used in
investing
activities       (18,936)           11,180
Net cash
flow used in
financing
activities        (4,840)          (19,828)

RECONCILIATION OF NET EARNINGS TO FFO - DILUTED
----------------------------------------------------------------------

Net earnings  $   9,051             4,148             2,979            1,267
Depreciation and
amortization on
real estate
assets            6,692             4,905             2,379            2,156
Gain (loss) on
properties         (92)                50                 -              141
Extraordinary
loss on early
extinguishment
of debt              33                 -                 -                -
Operating
Partnership
minority interest
expense           1,962               529               649              529
Convertible debenture
interest expense    925             2,284               287              674
             --------------  ----------------  ---------------- ----------------
FFO -
diluted       $  18,571            11,916             6,294            4,767
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



   -----------------------------------------------------------------------------
   Item 6. Exhibits and Reports on Form 8K - None

                         MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                        SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              MID-ATLANTIC REALTY TRUST AND
                              SUBSIDIARIES
                              (Registrant)


  Date:            10/30/98                    By:   /s/ F. Patrick Hughes
           -----------------                   ----------------------------
                                                         F. Patrick Hughes
                                                         President
                                                         Chief Executive Officer




  Date:             10/30/98                    By:   /s/ Janice C. Robinson
           -----------------                    -----------------------------
                                                          Janice C. Robinson
                                                          Controller