Form 10-K
period 1998-12-31
MID ATLANTIC REALTY TRUST
filed 1999-03-19
CIK 909298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended    December 31, 1998
                             -----------------
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                   to
                               -----------------     -------------------

Commission file Number   1-12286
                         -------

                         Mid-Atlantic Realty Trust
                         -------------------------

(Exact name of registrant as specified in its charter)



Maryland                                                          52-1832411
--------                                                          ----------

(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                               Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland           21093
--------------------------------------------------------   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (410) 684-2000
                                                           ---------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE
                                      ----

Securities registered pursuant to Section 12 (g) of the Act:

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

                              X    Yes             No
                          --------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of March 12, 1999, 14,330,817 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $10.25 closing price on that date) held by non-affiliates was approximately $146,891,000.

                       Documents Incorporated by Reference

The definitive proxy statement with respect to the 1999 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

PART I

ITEM 1 - BUSINESS

Mid-Atlantic Realty Trust was incorporated June 29, 1993, and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust qualifies as a real estate investment trust, "REIT", for Federal income tax purposes. As used herein, the term "MART" or the "Company" refers to Mid-Atlantic Realty Trust and entities owned or controlled by MART, including MART Limited Partnership (the "Operating Partnership").

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

     The Company's financial strategy is to execute its operation and growth strategies by utilizing a blend of internally generated funds, issuance of
Operating   Partnership  Units,  defined  below,   proceeds  from  divestitures,
institutional borrowings and issuance of corporate equity or debt, as appropriate. The Company currently intends to maintain a ratio of secured debt to total estimated property value at or below 50%.

     The Company has an equity interest in 32 operating shopping centers, 27 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the AProperties@. The Properties have a gross leasable area of approximately 4,558,000 square feet, of which approximately 95% was leased at December 31, 1998. Of these Properties, approximately 99% of the gross leasable area is in the states of Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company also owns seven undeveloped parcels of land totaling approximately 147 acres and varying in size from three to 64 acres.

     All of MART's interests in the Properties are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through the Operating Partnership. Units of partnership interest in the Operating Partnership (AUnits@) may be exchanged by the limited partners for cash or common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 1998.

     The business of the Company is not materially affected by seasonal factors. Although construction may be affected to some extent by inclement weather conditions, usually during winter months, revenues from income producing properties held for investment are usually not so affected.

     The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and financing. The industry is extremely fragmented and there are no principal methods of competition. However, the ability to compete is dependent in part upon the ability to find and complete appropriate real estate investments in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company's position in the industry. In addition, certain of the Company=s real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital and its reputation.

     The Company has 58 full time employees and believes that its relationship with its employees is good.

ITEM 2 - PROPERTIES

The following schedule describes the Company's commercial and other properties as of December 31, 1998.


                                                                                            Gross

                                                                      Year (s)    Leasable Area
                                              Percent      Year        Built/                     Percent
                                             Ownership   Acquired    Redeveloped  ( Sq. Ft. )     Leased    Major Tenants
                                             ---------   --------    -----------  -----------     ------    -------------

SHOPPING CENTER PROPERTIES (1)

MARYLAND
      Baltimore Metropolitan Area:
Harford Mall and Business Center (2)           100%        1972     1972/1984-96    615,000         98%     Hecht's, Montgomery Ward
                                                                                                            Best Buy

Arundel Plaza Shopping Center                   67%        1997       1967/1998     240,000         92%     Giant Food, Lowe's Home
                                                                                                            Center


Lutherville Station Shopping Center (3)        100%        1993       1969/1997     285,000        100%     Metro Food Market,
                                                                                                              Caldor, Circuit City

North East Station Shopping Center             100%        1989        1998/-        79,000         93%     Food Lion, Sears

Timonium Shopping Center                       100%        1997        1962/-       207,000         98%     Ames, Loews Theaters,
                                                                                                             Blockbuster

Perry Hall Shopping Center                     100%        1997       1965/1996     195,000         87%     Metro Food Market
                                                                                                            (on own pad), Rite Aid,
                                                                                                            Frank's Nursery & Crafts

Enchanted Forest Shopping Center               100%        1997        1992/-       140,000        100%     Safeway, Petco

Wilkens Beltway Plaza Shopping Center           93%        1981*      1985-87/      132,000         97%     Giant Food, Provident
                                                                      1991/1995                              Bank, Radio Shack

New Town Village Shopping Center               100%        1995*       1995/-       122,000         99%     Giant Food, Blockbuster,
                                                                                                             Starbucks

Ingleside Shopping Center                      100%        1997       1963/1996     115,000        100%     Safeway, Rite Aid, First
                                                                                                             National Bank,
                                                                                                             Blockbuster

Shawan Plaza Shopping Center                   100%        1997        1991/-        95,000         99%     Giant Food, Nationsbank,
                                                                                                                Provident Bank

Glen Burnie Village Shopping Center            100%        1997        1972/-        94,000         83%     Rite Aid, Firestone,
                                                                                                              First National Bank,
                                                                                                              West Marine

York Road Plaza Shopping Center                100%        1967*      1967/1996      91,000         97%     Giant Food, Firestone,
                                                                                                            Starbucks, Boston Market

Radcliffe Shopping Center at Towson            100%        1997       1988/1993      86,000        100%     CVS Drug, CompUSA,
                                                                                                             Linens N' Things

Rosedale Plaza Shopping Center                 100%        1989        1972/-        73,000         80%     Exxon, Rite Aid

Patriots Plaza Shopping Center (3)              50%        1984*       1984/-        67,000         49%     Denny's, Dunkin Donuts

Rolling Road Plaza Shopping Center             100%        1973*      1973/1994      63,000         97%     AMF, Firestone

Timonium Crossing Shopping Center              100%        1997       1986/1996      60,000         98%     Bibelot, Cosmetic Center

Club Centre at Pikesville Shopping Center      100%        1997        1990/-        44,000         93%     Blockbuster

      Easton:
Shoppes at Easton Shopping Center              100%        1994        1994/-       113,000        100%     Giant Food, Wal-Mart
                                                                                                             (on own pad)

DELAWARE
      Wilmington:
Brandywine Commons Shopping Center (3)         100%        1995        1992/-       166,000        100%     Shop Rite, Office Depot,
                                                                                                            Sports Authority
      Milford:
Milford Commons Shopping Center                100%        1997         1994         61,000        100%     Food Lion, Remco
                                                                                                               Wal-Mart (on own pad)

ITEM 2 - PROPERTIES     CONTINUED


                                                                                   Gross
                                                                    Year (s)    Leasable Area
                                            Percent       Year       Built /                    Percent
                                           Ownership    Acquired   Redeveloped  ( Sq. Ft. )     Leased     Major Tenants
                                           ---------    --------   -----------  -----------     ------     -------------


PENNSYLVANIA
      Chambersburg:
Wayne Avenue Plaza Shopping Center           100%         1998      1990/1993     121,000         97%      Giant Food (of Carlisle),
                                                                                                            CVS Drug, Blockbuster
      Waynesboro:
Wayne Heights Plaza Shopping Center          100%         1998       1975/-       109,000         95%      Martins (Giant of
                                                                                                            Carlisle), Ames, Eckerd
                                                                                                            Drug
MASSACHUSETTS
      Pittsfield:

Del Alba Plaza Shopping Center               100%        1998        1995/-         70,000       100%    Stop & Shop, First National
                                                                                                           Bank


NEW YORK
      Colonie:
Colonie Plaza Shopping Center                100%        1987*       1987/-       140,000         93%      Price Chopper,
                                                                                                            Consolidated Stores

      East Greenbush:
Columbia Plaza Shopping Center               100%        1988*      1988/1997     133,000         93%      Price Chopper, Ben
                                                                                                            Franklin

VIRGINIA
      Burke:
Burke Town Plaza Shopping Center (3)         100%        1979*    1979-1982/1997  116,000         95%      Safeway, CVS Drug

      Fredericksburg:
Spotsylvania Crossing Shopping Center         93%        1987*      1987/1991     142,000         99%      Giant Food (on own pad),
                                                                                                            Kmart, Fashion Bug

      Harrisonburg:
Skyline Village Shopping Center              100%        1988*      1988/1992     127,000        100%      Richfood, Toys "R" Us

      Manassas:
Sudley Towne Plaza Shopping Center           100%        1984*       1984/-       108,000        100%      Burlington Coat Factory

      Prince William County:
Smoketown Plaza Shopping Center               93%        1987*      1987/1994     176,000         99%      Hub Furniture, Frank's
                                                                                                            Nursery & Crafts






                                                                                    Gross
                                                                      Year (s)    Leasable Area
                                             Percent       Year       Built /                    Percent
                                            Ownership    Acquired   Redeveloped   ( Sq. Ft. )    Leased    Major Tenants
                                            ---------    --------   -----------   -----------    ------    -------------



OTHER RETAIL AND COMMERCIAL PROPERTIES (4)

MARYLAND
      Baltimore Metropolitan Area:
Orchard Square Medical Office                 100%         1997        1988/-       28,000         94%     N/A

Southwest Mixed Use Property                  100%        1968*      1968/1984      25,000        100%     Shell Oil, Otis, Potomac
                                                                                                            Air Gas

      Other:
Waldorf Property                              100%        1979*        1979/-       31,000        100%     AMF, Firestone

Clinton Property (3)                          100%        1971*        1971/-       29,000        100%     AMF, Suburban Bank

ILLINOIS
Chicago Property                              100%         1978        1963/-       37,000        100%     AMF




                                                                                                  Area
                                                                                   Percent         in
                                                                                  Ownership       Acres    Zoning


UNDEVELOPED LAND


MARYLAND
      Baltimore Metropolitan Area:
Dorsey Property                                                                      100%         19.4     Commercial


Harford Property (Adjacent to Harford Mall)                                          100%          3.0     Light Industrial


Northeast Station Property                                                           100%         63.7     Commercial

Pulaski Property                                                                     100%          3.0     Industrial

      Salisbury:
Northwood Industrial Park                                                            67%          16.1     Industrial

NORTH CAROLINA
      Burlington:
Burlington Commerce Park                                                             100%         34.3     Commercial

      Hillsborough:
Hillsborough Crossing                                                                100%          8.0     Commercial



------------------------------------------

 (1) Shopping centers in operation are subject to mortgage financing aggregating $123,144,893  at December 31, 1998.
 (2) The Harford Mall property is subject to  mortgage financing aggregating $19,193,787 at December 31, 1998.
     The  Harford  Mall  mortgage  has an  interest  rate of  9.78%,  a 30 year amortization,  with a 10 year balloon  payment of
     $18,148,848  due at the maturity date of July 2003. The mortgage allows  prepayment with a penalty of the  greater  of 1% of the  outstanding  principal  balance  or  yield maintenance.
 (3) These properties are subject to ground leases; all of the land relating to the other  properties  listed  above is owned in fee simple.  The  ground leases are subject to the following terms:




                     Property                 Annual Rent                     Remaining Lease Term
                     --------                 -----------                     --------------------



Lutherville Station Shopping Center             $60,000         18 years plus six 10 year options
Lutherville Station Shopping Center             $26,000         48 years
Patriots  Plaza Shopping  Center                $59,700          9 years  plus two 10 year options
Brandywine Commons Shopping  Center            $392,600         54 years plus two 10 year options
Burke Towne Plaza Shopping Center               $80,000         33 years plus three 15 year renewal options
Clinton  Property                               $33,000         28 years plus one 45 year renewal option




 (4)  Other retail and commercial properties in operation are subject to mortgage financing aggregating $2,256,957 at
      December 31, 1998.

* Developed by MART or its predecessor.

ITEM 3 - LEGAL PROCEEDINGS

In  the  ordinary  course  of  business,   the  Company  is  involved  in  legal
proceedings. However, there are no material legal proceedings presently pending against the Company.

--------------------------------------------------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
-------------------------------------------------------------------------------

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

MART's common shares of beneficial interest, par value $.01 per share, ("shares"), began trading on the New York Stock Exchange on September 18, 1997, under the symbol "MRR". The shares were formerly traded on the American Stock Exchange under the symbol "MRR". The following table sets forth, for the quarters indicated, the high and low closing sale prices of MART shares on the AMEX or NYSE, and the cash distributions paid per share for the indicated period.

                                                                 Closing Prices Per Share

                          1998                                 High         Low       Distributions
------------------------------------------------------------------------------------------------------

First Quarter                                                 14.750       13.062          0.25
Second Quarter                                                14.187       12.250          0.25
Third Quarter                                                 13.500       11.312          0.25
Fourth Quarter                                                13.062       11.250          0.26

                          1997                                 High         Low       Distributions
------------------------------------------------------------------------------------------------------
First Quarter                                                 11.750       10.500          0.24
Second Quarter                                                11.875       11.000          0.24
Third Quarter                                                 13.375       11.500          0.24
Fourth Quarter                                                14.688       12.813          0.25

                          1996                                 High         Low       Distributions
------------------------------------------------------------------------------------------------------
First Quarter                                                 10.375       8.750           0.23
Second Quarter                                                10.000       9.250           0.23
Third Quarter                                                 10.125       9.500           0.23
Fourth Quarter                                                11.750       9.625           0.24


     For the record shareholders of MART during the entire year, for each respective year, per share dividends indicated are taxable as follows:

                                                                         Per Share
                                                          --------------------------------------------
                                                          --------------------------------------------
                                                               1998         1997           1996
                                                          --------------------------------------------

Ordinary Dividends - taxable as ordinary income                0.85         0.97           0.58
Capital gain distribution - taxable as capital gain            0.01          -              -
Non-taxable distribution - return of capital or
   taxable gain - (depending on a shareholder's
   basis in MART shares)                                       0.15          -             0.35
                                                          --------------------------------------------
                                                          --------------------------------------------
Total annual gross dividends per share                         1.01         0.97           0.93
                                                          --------------------------------------------

Percent of total annual gross dividends per share
  nontaxable distribution-return of capital or taxable         15%           -             38%
  gain                                                    --------------------------------------------


                                        5

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

                                                                                 Years Ended December 31,

                                                              1998            1997           1996            1995           1994
                                                   ---------------------------------------------------------------------------------

Revenues                                             $     49,537,130      39,152,220     32,406,300      29,593,158     27,212,796
                                                    --------------------------------------------------------------------------------

Earnings before cumulative effect of change in
    accounting principle and extraordinary loss      $     12,385,861       6,819,211      3,508,709       3,165,082      2,916,286
Cumulative effect of change in accounting
   for percentage rents                                             -               -              -         612,383              -
                                                    --------------------------------------------------------------------------------
Earnings before extraordinary loss                         12,385,861       6,819,211      3,508,709       3,777,465      2,916,286
Extraordinary loss                                            (32,984)       (226,873)             -               -              -
                                                    --------------------------------------------------------------------------------
Net earnings                                         $     12,352,877       6,592,338      3,508,709       3,777,465      2,916,286
                                                    --------------------------------------------------------------------------------

Net earnings per share - basic                       $           0.85            0.70           0.56            0.61           0.46
Net earnings per share - diluted                                 0.84            0.70           0.56            0.61           0.46
                                                    --------------------------------------------------------------------------------
Total assets                                         $    319,740,765     300,886,703    173,278,241     182,521,299    162,842,567
                                                    --------------------------------------------------------------------------------

Indebtedness -
    total mortgages, convertible debentures,
    construction loans, notes and loans payable      $    166,732,850     145,660,657    133,805,495     154,020,757    133,390,553
                                                    --------------------------------------------------------------------------------

Funds from operations (FFO) (1) - diluted            $     25,117,146      17,513,062     13,177,955      12,307,381     11,173,205
                                                    --------------------------------------------------------------------------------

Net cash flow:
   Provided by operating activities                  $     24,255,137      16,005,958      9,898,948      11,193,068      7,766,044
   (Used in) provided by investing activities        $    (21,668,918)     (5,995,155)     4,231,471     (23,584,229)   (19,629,727)
   (Used in) provided by financing activities        $    (10,402,329)     (2,597,424)   (13,631,237)     12,561,025     11,521,097
                                                    --------------------------------------------------------------------------------

Cash dividends paid per share                        $           1.01            0.97           0.93            0.89           0.85
                                                    --------------------------------------------------------------------------------

Weighted average number of shares outstanding:  EPS
   Basic                                                   14,240,533       9,308,682      6,211,092       6,176,991      6,291,407
   Diluted                                                 15,778,727       9,360,566      6,211,092       6,176,991      6,291,407

Weighted average number of shares outstanding:  FFO
   Basic                                                   14,240,533       9,308,682      6,211,092       6,176,991      6,291,407
   Diluted                                                 18,954,498      14,209,757     11,721,436      11,889,372     12,005,693

Reconciliation of Net Earnings to FFO - Diluted

                                                                                Years Ended December 31,


                                                             1998             1997            1996            1995           1994
                                                     -------------------------------------------------------------------------------

Net earnings                                         $    12,352,877       6,592,338       3,508,709       3,777,465      2,916,286
Depreciation and amortization of real estate assets        8,813,251       6,954,803       5,413,737       4,983,617      4,549,781
Gain on life insurance proceeds                                    -               -               -      (1,001,787)             -
(Gain) loss on properties                                      4,223         (16,836)       (300,599)        280,362     (1,203,087)
Cumulative effect of change in accounting
   for percentage rents                                            -               -               -        (612,383)             -
Extraordinary loss from early extinguishment of debt          32,984         226,873               -               -              -
Operating Partnership minority interest expense            2,707,051       1,139,840               -               -              -
Subordinated debenture interest expense                    1,206,760       2,616,044       4,556,108       4,880,107      4,910,225
                                                     -------------------------------------------------------------------------------
FFO - diluted                                        $    25,117,146      17,513,062      13,177,955      12,307,381     11,173,205
                                                     -------------------------------------------------------------------------------

(1) Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net income (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, and gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and is not to be considered as an alternative to net income as defined by GAAP.


Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for MART for 1998 and 1997 are summarized as follows:

                                                                     Quarter Ended

1998                                               March 31,      June 30,    September 30,     December 31,
--------------------------------------------------------------------------------------------------------------
Revenues                                    $     11,824,395     12,267,335     12,322,456       13,122,944
                                           -------------------------------------------------------------------

Earnings before extraordinary loss          $       3,102,987     3,002,283      2,979,240        3,301,351
Extraordinary loss
   from early extinguishment of debt                  (32,984)            -              -                -
                                           -------------------------------------------------------------------
Net earnings                                $       3,070,003     3,002,283      2,979,240        3,301,351
                                           -------------------------------------------------------------------

Net earnings per share - basic              $            0.21          0.20           0.21             0.23
Net earnings per share - diluted            $            0.21          0.20           0.21             0.22
                                           -------------------------------------------------------------------


                                                                     Quarter Ended

1997                                               March 31,      June 30,    September 30,     December 31,
--------------------------------------------------------------------------------------------------------------
Revenues                                    $       8,204,768     8,192,329     11,427,185       11,327,938
                                           -------------------------------------------------------------------

Earnings before extraordinary loss          $       1,351,793     1,528,925      1,267,281        2,671,212
Extraordinary loss
   from early extinguishment of debt                        -             -              -         (226,873)
                                           -------------------------------------------------------------------
Net earnings                                $       1,351,793     1,528,925      1,267,281        2,444,339
                                           -------------------------------------------------------------------

Net earnings per share - basic and diluted  $            0.18          0.19           0.15             0.18
                                           -------------------------------------------------------------------

    Quarterly results are influenced by a number of factors including timing of settlements of property sales, completion of operating projects, write-offs of unrecoverable development costs, extraordinary items and allowances for loss on properties.

ITEM 7 - MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results covers each of the Company's two business segments for the years ended December 31, 1998, 1997, and 1996.

     Management believes that a segment analysis provides the most effective means of understanding the business. As discussed in Note O to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. As required by the Statement, segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting. Operating results of the segments are reconciled to earnings from operations in the financial statements in Note O.

Operating Results - Shopping Centers

Operating results of shopping center properties are summarized as follows (in thousands):

                                                                                      1998         1997         1996
                                                                             --------------------------------------------
Revenues                                                                      $          47,402       34,938       27,388
Operating and interest expenses, exclusive of depreciation and amortization              24,509       22,281       21,276
Depreciation and amortization                                                             8,362        6,011        4,288
Minority interest                                                                         3,080        1,410          494
                                                                             --------------------------------------------
Earnings from operations                                                      $          11,451        5,236        1,330
                                                                             --------------------------------------------

     Revenues from shopping centers increased by $12,464,000 in 1998 and by $7,550,000 in 1997. The increase in 1998 was due primarily to a full year of operations from the portfolio of properties acquired from partnerships associated with Jack H. Pechter ("JHP Acquisition") in July 1997, the operations of five additional operating properties acquired in 1998 and 1997, the completion of two redevelopment projects which were in operation for the last three quarters of the year, and other occupancy and net rental increases. These increases were partly offset by the disposition of three properties during 1997. The increase in 1997 was due primarily to the JHP Acquisition , the completion of three redevelopment projects, and other occupancy and net rental increases. These increases were partly offset by the dispositions of properties referred to above.

   Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $2,228,000 in 1998 and by $1,005,000 in 1997. The increase in 1998 was due primarily to the acquisitions referred to above, partly offset by a decrease in interest expense due to the conversion of debentures, paydowns of mortgages and notes payable, and dispositions of properties. The increase in 1997 was due primarily to the acquisitions referred to above, partly offset by dispositions of properties and the conversion of debentures. Depreciation and amortization expense increased by $2,351,000 in 1998 and by $1,723,000 in 1997 due primarily to the acquisitions referred to above. Minority interest expense increased by $1,670,000 in 1998 and by $916,000 in 1997. The increases were due primarily to the addition of minority limited partnership interests in connection with the JHP Acquisition.

Operating Results - All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

                                                                                         1998         1997         1996
                                                                           ----------------------------------------------
Revenues                                                                    $           2,135        4,214        5,018
Operating and interest expenses, exclusive of depreciation and amortization               731        1,696        1,995
Depreciation and amortization                                                             451          943        1,125
Minority interest                                                                          14            9           20
                                                                           ----------------------------------------------
Earnings from operations                                                    $             939        1,566        1,878
                                                                           ----------------------------------------------

     Revenues from all other properties decreased by $2,079,000 in 1998 and by $804,000 in 1997. The decreases in 1998 and 1997 were due primarily to the disposition of the Gateway International Office project ("Gateway") in September 1997, partly offset by revenues from a medical office building acquired in the JHP Acquisition.

     Operating and interest expenses (exclusive of depreciation and amortization) for all other properties decreased $965,000 in 1998 and $299,000 in 1997. Depreciation and amortization decreased by $492,000 in 1998 and by $182,000 in 1997. The decreases were due primarily to the portfolio changes referred to above.

Gain (Loss) on Dispositions

The gain on properties for 1997 includes gains on sales of various properties of approximately $1,165,000, including approximately $959,000 relating to the Gateway International Office project. These gains were substantially offset by a provision for loss of $1,148,000 on a shopping center the Company decided to sell. The gain on properties for 1996 includes gains on various properties of $1,015,000, including approximately $450,000 relating to shopping center properties. These gains were partly offset by a provision for loss of $714,000 on a shopping center the Company decided to sell.




Liquidity and Capital Resources

The Company had cash and cash equivalents of $611,000 at December 31, 1998.

     Net cash flow provided by operating activities was $24,255,000, $16,006,000, and $9,899,000 in 1998, 1997, and 1996, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash flow used in investing activities increased by $15,674,000, to a net cash flow used in investing activities of $21,669,000 in 1998 from a net cash flow used in investing activities of $5,995,000 in 1997. The increase was primarily a result of a lower level of sales of properties in 1998 partly offset by a decrease in acquisitions of and additions to properties.

     Net cash flow used in investing activities increased by $10,227,000, to a net cash flow used in investing activities of $5,995,000 in 1997 from a net cash flow provided by investing activities of $4,232,000 in 1996. The decrease was primarily a result of more acquisitions of and additions to properties in 1997 than in 1996, partly offset by higher sales of properties in 1997. Milford Commons and Arundel Plaza and development projects Lutherville Station and North East Station were acquired and added to properties and Gateway was sold in 1997.

     Net cash flow used in financing activities increased by $7,805,000 to $10,402,000 in 1998 from $2,597,000 in 1997. The increase in cash used was primarily a result of higher dividends paid in 1998, and share repurchases under the Company's plan of $3,831,000.

     Net cash flow used in financing activities decreased by $11,034,000 to $2,597,000 in 1997 from $13,631,000 in 1996. The decrease in cash used was primarily a result of $49,061,000 in proceeds from a common share offering in October 1997, partly offset by higher levels of net principal paydowns in 1997 of $34,943,000 (primarily due to mortgage principal paydowns using offering proceeds and to the line of credit paydown using proceeds of the Gateway sale), as well as an increase in dividends paid of $3,467,000 in 1997.

     The Company currently has a $40,000,000 secured line of credit available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions. The note payable under the bank line of credit had an $18,400,000 balance outstanding at December 31, 1998. The Company has received a commitment letter from its primary bank to increase its line of credit from $40,000,000 to $75,000,000. The new credit facility will be unsecured and is subject to agreement on final terms.

     The Company has registered to sell up to an aggregate of approximately $98,000,000 (based on the public offering price) of additional commons shares of beneficial interest and/or debt securities. The shares and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering.

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

     The Company anticipates material commitments for capital expenditures to include, in the next two years, the ongoing redevelopment of five projects in the planning stage at an estimated cost of $12,500,000 to $14,000,000. The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long-term mortgage financing on unencumbered operating properties or the use of its line of credit.

     It is management=s intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART=s 1999 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term capital requirements, MART intends to obtain funds through additional equity offerings or long-term debt financing in a manner consistent with its financial strategy. The Company anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet its liquidity and capital needs in both the short- and long-term.

Market Risk Information

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings ) or finance project development costs (e.g., construction loans). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long term, fixed rate nonrecourse loans from institutional lenders to finance its operating properties. In addition, long term fixed rate financing is typically arranged concurrently with or shortly after a variable rate project construction loan is negotiated or the project is complete. The Company has not used derivative financial or commodity instruments to manage interest rate risk.

     The Company's interest rate risk is monitored closely by management. The table below presents the principal amounts, weighted average interest rates, fair values and other data required to evaluate the expected cash flows of the Company under debt agreements and its sensitivity to interest rate changes.

     At December 31, 1998, the Company's variable rate debt relates to borrowings under its credit line. The credit line borrowings are assumed to be repaid at their various repricing dates throughout 1999.

     As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after December 31, 1998, the Company's hedging strategies, if any, during that period and interest rates.

                                                                                                                          Fair
                                    1999        2000        2001        2002        2003     Thereafter     Total        Value
                               ----------------------------------------------------------------------------------------------------
Fixed rate debt                    13,900      10,300      12,625      19,952      19,856      57,768      134,401      140,225
Weighted average interest rate      8.77%       9.76%       8.38%       8.29%       9.69%       8.47%        8.74%        7.08%

Variable rate debt                 18,400          -           -           -           -           -        18,400           -
Weighted average interest rate      6.38%          -           -           -           -           -         6.38%           -


Year 2000 Issue

The year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous data or fail.

     As a result of the Company's normal upgrade and replacement processes, it has been determined that all existing network and desktop equipment is year 2000 compliant. The Company's mission critical, property management and financial reporting software has also been modified to be year 2000 compliant. The Company has determined that all non-mission critical software is year 2000 compliant. As the Company owns primarily community retail centers without enclosed common areas, the use of this technology is very limited and management does not believe that the year 2000 issue will pose significant problems in these systems. The Company expects that the costs to specifically remediate year 2000 information technology issues will not be significant.

     The Company believes the "most reasonably likely worst case scenario" exposure to be indirect in nature involving vendors, suppliers, and tenants. Currently, management does not believe it is practical to measure the effects of potential complications. The Company will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.

Inflation

The majority of leases for the shopping center properties contain provisions for annual increases in rents and/or provisions, which may entitle MART to receive percentage rents, based on the tenants= gross sales. Such provisions ameliorate the risk to MART of the adverse effects of inflation. If a recession were to begin and continue for a prolonged time, funds from operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases for the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART=s exposure to increased costs. In addition, many of the leases for the properties are for terms of less than 10 years, which may enable MART to seek increase rents upon renewal of existing leases if rents are below the then existing market rates.

Cautionary Disclosure Relating to Forward Looking Statements

Statements made in this document include forward looking statements under the federal securities laws. Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions are intended to identify forward looking statements. While these statements reflect the Company's good faith beliefs based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, and should not be relied upon as predictions of future events. Factors which could impact future results include (among other things) general economic conditions, local real estate conditions, oversupply of available space, financial condition of tenants, timely ability to lease or re-lease space upon favorable economic terms, agreements with anchor tenants, interest rates, availability of financing, competitive factors, and similar considerations. The Company disclaims any obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see "Risk Factors" filed as Exhibit 99.1 to the Company's Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

    Independent Auditors' Report                                           25
    Consolidated Balance Sheets -
      as of December 31, 1998 and 1997                                     26
    Consolidated Statements of Operations -
      Years ended December 31, 1998, 1997, and 1996                        27
    Consolidated Statements of Shareholders' Equity -
      Years ended December 31, 1998, 1997, and 1996                        28
    Consolidated Statements of Cash Flows -
      Years ended December 31, 1998, 1997, and 1996                        29
    Notes to Consolidated Financial Statements                             30

    Exhibits, Financial Statement Schedule, and Reports on Form 8K are included in Part IV - Item 14

    Schedule:
    Schedule III - Real Estate and Accumulated Depreciation                42

INDEPENDENT AUDITORS' REPORT










Board of Trustees and Shareholders
Mid-Atlantic Realty Trust:

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders= equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31,1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG LLP



Baltimore, Maryland
February 8, 1999

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                As of December 31,
                                                                              1998              1997
                                                                   -----------------------------------------

ASSETS
--------------
Properties:
     Operating properties (Notes C and D)                             $   347,921,101       306,887,360
     Less accumulated depreciation and amortization                        50,540,094        42,781,532
                                                                   -----------------------------------------
                                                                          297,381,007       264,105,828
     Development operations (Note E)                                       11,281,252        18,812,326
     Property held for development or sale                                  5,422,705         5,559,864
                                                                   -----------------------------------------
                                                                          314,084,964       288,478,018

Cash and cash equivalents                                                     611,107         8,427,217
Notes and accounts receivable - tenants and other (Note F)                  1,504,951           880,414
Prepaid expenses and deposits                                               2,381,137         1,928,584
Deferred financing costs, net (Note G)                                      1,158,606         1,172,470
                                                                   -----------------------------------------
                                                                      $   319,740,765       300,886,703
                                                                   -----------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------
Liabilities:
     Accounts payable and accrued expenses (Note H)                   $     6,306,471         5,721,093
     Notes payable (Note I)                                                18,400,000         3,400,000
     Construction loan payable (Note D)                                     9,000,000         8,692,916
     Mortgages payable (Note D)                                           125,401,850       116,065,741
     Convertible subordinated debentures (Note J)                          13,931,000        17,502,000
     Deferred income                                                          743,284           666,444
                                                                   -----------------------------------------
                                                                          173,782,605       152,048,194
                                                                   -----------------------------------------
Minority interest in consolidated joint ventures                           41,467,101        42,076,946
                                                                   -----------------------------------------

Shareholders' equity (Note L):
     Preferred shares of beneficial interest, $.01 par value,
       authorized 2,000,000 shares, issued and outstanding, none                    -                 -
     Common shares of beneficial interest, $.01 par value,
       authorized 100,000,000 shares, outstanding 14,495,045 and
       14,460,248 shares, respectively                                        144,950           144,602
     Additional paid-in capital                                           131,368,001       131,281,852
     Distributions in excess of accumulated earnings                      (27,021,892)      (24,664,891)
                                                                   -----------------------------------------
                                                                          104,491,059       106,761,563
                                                                   -----------------------------------------
Commitments (Note M)
                                                                   -----------------------------------------
                                                                      $   319,740,765       300,886,703
                                                                   -----------------------------------------




See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                            Years ended December 31,


                                                       ------------------------------------------------------------
                                                                 1998                  1997                1996
                                                       ------------------------------------------------------------

REVENUES:
     Rentals                                              $   41,674,780            33,115,087          26,561,699
     Tenant Recoveries                                         7,421,059             5,569,495           5,135,024
     Other (Note P)                                              441,291               467,638             709,577
                                                       ------------------------------------------------------------
                                                              49,537,130            39,152,220          32,406,300
                                                       ------------------------------------------------------------

EXPENSES:
     Interest                                                 12,081,000            12,555,017          12,354,156
     Depreciation and amortization
       of property and improvements                            8,813,251             6,954,803           5,413,737
     Operating                                                10,370,414             8,960,936           8,817,826
     General and administrative                                2,788,939             2,460,263           2,098,534
                                                       ------------------------------------------------------------
                                                              34,053,604            30,931,019          28,684,253
                                                       ------------------------------------------------------------

EARNINGS FROM OPERATIONS
     BEFORE MINORITY INTEREST                                 15,483,526             8,221,201           3,722,047
Minority Interest                                             (3,093,442)           (1,418,826)           (513,937)
                                                       ------------------------------------------------------------

EARNINGS FROM OPERATIONS                                      12,390,084             6,802,375           3,208,110
Gain (loss) on properties (Note Q)                                (4,223)               16,836             300,599
                                                       ------------------------------------------------------------

EARNINGS BEFORE EXTRAORDINARY LOSS                            12,385,861             6,819,211           3,508,709
Extraordinary loss from early
     extinguishment of debt                                      (32,984)             (226,873)                  -
                                                       ------------------------------------------------------------

NET EARNINGS                                              $   12,352,877             6,592,338           3,508,709
                                                       ------------------------------------------------------------


NET EARNINGS PER SHARE - BASIC (NOTE R):
Earnings before extraordinary loss                        $         0.85                  0.72                0.56
Extraordinary loss on early extinguishment of debt                     -                 (0.02)                  -
                                                       ------------------------------------------------------------
Net earnings                                              $         0.85                  0.70                0.56
                                                       ------------------------------------------------------------

NET EARNINGS PER SHARE - DILUTED  (NOTE R):
Earnings before extraordinary loss                        $         0.84                  0.72                0.56
Extraordinary loss on early extinguishment of debt                     -                 (0.02)                  -
                                                       ------------------------------------------------------------
Net earnings                                              $         0.84                  0.70                0.56
                                                       ------------------------------------------------------------




See accompanying notes to consolidated financial statements.



                                                                 MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                              Consolidated Statements of Shareholders' Equity
                                                                Years ended December 31, 1998, 1997 and 1996


                                                                                                 Distributions
                                                   Number of          Common       Additional    in Excess of         Net
                                                     Common          Shares at      Paid-in       Accumulated    Shareholders'
                                                     Shares          Par value      Capital        Earnings         Equity
                                                --------------------------------------------------------------------------------

BALANCE, December 31, 1995                            6,016,111    $     60,161   40,389,783     (19,511,722)      20,938,222
Conversion of subordinated debentures                 1,217,610          12,176   12,327,280               -       12,339,456
Share purchase plan                                      (8,618)            (86)     (81,350)              -          (81,436)
Dividends paid - $.93 per share                               -               -            -      (5,893,649)      (5,893,649)
Net earnings                                                  -               -            -       3,508,709        3,508,709
                                                --------------------------------------------------------------------------------

BALANCE, December 31, 1996                            7,225,103          72,251   52,635,713     (21,896,662)      30,811,302
Conversion of subordinated debentures                 2,827,838          28,278   28,740,766               -       28,769,044
Redemption of Operating Partnership Units                     -               -      (15,000)              -          (15,000)
Share-based compensation plans                          382,307           3,823      899,499               -          903,322
Sale of common shares                                 4,025,000          40,250   49,020,874               -       49,061,124
Dividends paid - $.97 per share                               -               -            -      (9,360,567)      (9,360,567)
Net earnings                                                  -               -            -       6,592,338        6,592,338
                                                --------------------------------------------------------------------------------

BALANCE, December 31, 1997                           14,460,248         144,602  131,281,852     (24,664,891)     106,761,563
Conversion of subordinated debentures                   340,080           3,401    3,473,468               -        3,476,869
Share purchase plan                                    (313,200)         (3,132)  (3,827,977)              -       (3,831,109)
Share-based compensation plans                            7,917              79      467,374               -          467,453
Other, net                                                    -               -      (26,716)              -          (26,716)
Dividends paid - $1.01 per share                              -               -            -     (14,709,878)     (14,709,878)
Net earnings                                                  -               -            -      12,352,877       12,352,877
                                                --------------------------------------------------------------------------------
                                                --------------------------------------------------------------------------------
BALANCE, December 31, 1998                           14,495,045    $    144,950  131,368,001     (27,021,892)     104,491,059
                                                --------------------------------------------------------------------------------






See accompanying notes to consolidated financial statements.






                                                                 MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                                      Consolidated Statements of Cash Flows
                                                                         Years ended December 31,
                                                            ---------------------------------------------------------
                                                                        1998                1997              1996
                                                            ---------------------------------------------------------

Cash flows from operating activities:
     Net earnings                                                $    12,352,877        6,592,338          3,508,709
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization                                   8,813,251        6,954,803          5,413,737
       Minority interest in earnings, net                              3,086,093        1,356,062            513,937
       Amortization of deferred financing costs                          247,901          374,432            557,319
       (Gain) loss on properties                                           4,223          (16,836)          (300,599)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets                                (1,077,090)        (539,087)           530,517
         Increase (decrease) in liabilities                              662,218        1,190,388            (99,940)
     Other, net                                                          165,664           93,858           (224,732)
                                                            ----------------------------------------------------------
          Total adjustments                                           11,902,260        9,413,620          6,390,239
                                                            ----------------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES              24,255,137       16,005,958          9,898,948
                                                            ----------------------------------------------------------
Cash flows from investing activities:
     Acquisitions of and additions to properties                     (22,470,996)     (30,894,917)        (6,412,365)
     Proceeds from sales of properties                                 4,498,017       26,867,723         11,175,108
     Payments to minority partners                                    (3,695,939)      (1,985,568)          (652,186)
     Receipts from minority partners                                           -           17,607            121,184
                                                            ----------------------------------------------------------
               NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   (21,668,918)      (5,995,155)         4,231,741
                                                            ----------------------------------------------------------
Cash flows from financing activities:
     Proceeds from notes payable                                      24,677,750       34,900,000         49,080,565
     Principal payments on notes payable                              (9,677,750)     (47,900,000)       (54,210,708)
     Proceeds from mortgages payable                                  11,600,000                -         18,900,000
     Principal payments on mortgages payable                         (18,435,646)     (38,067,252)       (11,100,609)
     Proceeds from construction loans payable                            307,084        8,692,916            194,222
     Payments on construction loans payable                                    -                -        (10,293,732)
     Additions to deferred financing costs                              (305,881)         (31,837)          (225,890)
     Proceeds from exercise of share options                                  23           78,526                  -
     Net proceeds from sale of common shares                                   -       49,061,124                  -
     Shares repurchased                                               (3,831,109)               -            (81,436)
     Dividends paid                                                  (14,709,878)      (9,360,567)        (5,893,649)
     Other, net                                                          (26,922)          29,666                  -
                                                            -----------------------------------------------------------
               NET CASH USED IN FINANCING ACTIVITIES                 (10,402,329)      (2,597,424)       (13,631,237)
                                                            -----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (7,816,110)       7,413,379            499,452
CASH AND CASH EQUIVALENTS, beginning of year                           8,427,217        1,013,838            514,386
                                                            -----------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                           $       611,107        8,427,217          1,013,838
                                                            -----------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                             $    12,540,504       13,384,175         12,317,962
                                                            ------------------------------------------------------------


-------------------------------------------------------------
Schedule of noncash investing and financing activities
-------------------------------------------------------------
     Conversion of subordinated debentures,
          net of deferred financing costs                        $    34,077,075       28,769,882         12,339,456
     Mortgages payable assumed                                        16,171,755       83,922,498                  -
     Operating Partnership Units issued                                        -       36,064,913                  -
     Acquisition of minority interests in exchange for
          notes receivable                                                     -                -          2,923,000
                                                            ------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

A.  Summary of Significant Accounting Policies

Organization Mid-Atlantic Realty Trust was incorporated June 29, 1993, and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust qualifies as a real estate investment trust ("REIT") for Federal income tax purposes. As used herein, the term "MART" or the "Company" refers to Mid-Atlantic Realty Trust and entities owned or controlled by MART, including MART Limited Partnership (the "Operating Partnership").

Description of Business
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.

     The Company has an equity interest in 32 operating shopping centers, 27 of which are wholly owned by the Company and five in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 147 acres, which it is holding for development or sale.

     All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 1998.

Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
The consolidated financial statements include all wholly owned subsidiaries and majority-owned partnerships, including the Operating Partnership. Investments in unconsolidated joint ventures are carried on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company owns 100% interests in corporate subsidiaries which are general partners in several partnerships which have outside partners with 50% interests. Based upon the structure of the respective partnership management agreements, the Company has control over the 50%-owned partnerships and uses the full consolidation method to account for them.

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

Capitalization Policy
Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes and interest costs. Development and construction costs and costs of significant improvements, replacements and renovations to operating properties are capitalized while costs of maintenance and repairs are expensed as incurred. Direct costs incurred in the financing and leasing of properties are capitalized as deferred costs and amortized over the term of the related mortgage or lease. Effective March 19, 1998, the Company adopted a policy of charging internal staff costs associated with acquisitions of operating properties to expense as incurred as required by a consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Prior to that date, such costs were capitalized as part of the cost of properties acquired. This change did not have a material effect on net earnings for 1998.

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

Share-based Compensation Plans
The Company uses the intrinsic value method to account for share-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares to employees only if the quoted market price of the share at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the share. Information concerning the pro forma effects on net earnings and net earnings per share of using a fair value-based method to account for share-based employee compensation plans, rather than the intrinsic value method, is provided in note L.

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

Cash Equivalents
All highly liquid unrestricted investments with maturities at dates of purchase of three months or less are considered cash equivalents.

Financial Instruments
Fair values of financial instruments approximate their carrying values in the financial statements, except for mortgages payable and convertible subordinated debentures for which fair value information is presented in notes D and J, respectively. The fair values of this debt at December 31, 1998 and 1997, were determined based on quoted market prices for publicly traded debt and discounted estimated future payments to be made for other debt. The discount rates used approximate the rates currently offered for borrowings with similar remaining maturities.

B.  Portfolio Acquisition
On July 1, 1997, the Company acquired a portfolio of nine shopping centers and one medical office building in the Baltimore metropolitan area from family members and affiliates of the Pechter family (AJHP@). At closing of the transaction (AJHP Acquisition@), the Company formed the Operating Partnership and members of JHP were admitted as limited partners. The Company assigned to the Operating Partnership its beneficial interest in the properties owned by the Company and its subsidiaries in exchange for a number of Units equal to the number of outstanding common shares of beneficial interest of the Company. For the JHP properties, the Operating Partnership issued to the members of JHP 3,235,000 Units. The acquisition was accounted for using the purchase method. The aggregate fair market value of the assets acquired was approximately $120,000,000, including the assumption of existing mortgage indebtedness with a fair value of approximately $84,000,000.

     The consolidated statement of operations for the year ended December 31, 1997, includes revenues and expenses related to JHP properties only from the date of acquisition. The Company=s unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996, assuming the acquisition occurred at the beginning of each period, are summarized as follows (in thousands, except per share data):

                                    1997               1996
---------------------------------------------------------------
Revenues                         $ 46,325             45,559
Net earnings                       6,728              3,474
Earnings per share                  0.71               0.56
---------------------------------------------------------------

     The  unaudited  pro forma  revenues and earnings  summarized  above are not
necessarily   indicative  of  the  results  that  would  have  occurred  if  the acquisition had been consummated at the beginning of each period.


C. Operating Properties
Operating properties consist of the following:

                                                            December 31,


                                                     1998              1997
--------------------------------------------------------------------------------
Land                                             $  67,010,229        60,791,781
Land improvements                                   31,383,623        32,857,818
Buildings                                          208,062,140       172,685,206
Improvements for tenants                            13,811,972        13,200,649
Development costs on completed projects              8,289,484         9,486,625
Furnitures, fixtures and equipment                   2,662,261         2,374,956
Deferred leasing costs                              16,701,392        15,490,325
                                               ---------------------------------
                                                   347,921,101       306,887,360
Less accumulated depreciation and amortization      50,540,094        42,781,532
                                               ---------------------------------
                                                 $ 297,381,007       264,105,828
                                               ---------------------------------

D. Properties and Related Accumulated Depreciation and Amortization and Debt
A summary of the Company=s properties and related mortgages payable at December 31, 1998, follows:



                                                                                                    Accumulated
                                                                        Cost of                     Depreciation
                                        Mortgages       Initial       Subsequent        Total           and
Classification                           Payable          Cost       Improvements        Cost       Amortization     Net Cost
---------------------------------------------------------------------------------------------------------------------------------

Shopping centers                         123,144,893    268,003,596      63,585,753    331,589,349     45,652,407    285,936,942
Bowling centers                                           2,200,106          71,706      2,271,812      1,166,073      1,105,739
Office buildings                           2,256,957      9,439,113       1,033,809     10,472,922      2,350,434      8,122,488
Other rental properties                                   2,040,071         779,158      2,819,229        879,891      1,939,338
Other property                                              681,313          86,476        767,789        491,289        276,500
                                    ---------------------------------------------------------------------------------------------
Operating properties                     125,401,850    282,364,199      65,556,902    347,921,101     50,540,094    297,381,007
Development operations                                   11,281,252                     11,281,252                    11,281,252
Property held for development or sale                     5,422,705                     -5,422,705                     5,422,705
                                    ---------------------------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------------------------
                                         125,401,850    299,068,156      65,556,902    364,625,058     50,540,094    314,084,964
                                    ---------------------------------------------------------------------------------------------



     Mortgages payable at December 31, 1998 bear interest at a weighted average effective rate of 8.74% and mature in installments through 2019. Aggregate annual principal payments applicable to mortgages payable at December 31, 1998, are:

1999             $     13,899,710
2000                   10,299,554
2001                    3,624,978
2002                   19,951,697
2003                   19,856,047
Thereafter             57,769,864
----------------------------------
----------------------------------
Total             $   125,401,850
----------------------------------

     At December 31, 1998 and 1997, the estimated fair values of mortgages payable were $131,225,000 and $122,038,000, respectively. The construction loan payable at December 31, 1998 and 1997 related to a property on which development was completed in 1998. The loan bears interest at 8% and is due in June 2001.

E. Development Operations
Development operations consist of the following:

                                            December 31,

                                      1998                    1997
---------------------------------------------------------------------
Land                               $ 3,144,000             4,231,832
Construction in progress             6,286,980            14,066,126
Preconstruction costs                1,850,272               514,368
                                -------------------------------------
                                   $ 1,281,252            18,812,326
                                -------------------------------------

     Development operations are transferred to operating property costs when a project is completed, at which time depreciation and amortization commences. Construction period interest cost capitalized during 1998 and 1997 was approximately $873,000 and $445,000, respectively.

F. Notes and Accounts Receivable
The Company performs credit evaluations of prospective new tenants and requires security deposits where appropriate. Tenants' compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on an analysis of the risk of loss on specific tenants, historical trends, and other relevant information. Management believes adequate provision has been made for the Company=s credit risk for all receivables.

G. Deferred Financing Costs
Deferred financing costs consist of the following:
                                                          December 31,

                                                    1998                 1997
--------------------------------------------------------------------------------
Costs related to subordinated debentures         $  711,256              893,571
Costs related to line of credit                     411,538              328,825
Costs related to operating properties' debt       1,626,416            1,798,961
                                               ---------------------------------
                                                  2,749,210            3,021,357
Less accumulated amortization                     1,590,604            1,848,887
                                               ---------------------------------
                                                 $1,158,606            1,172,470
                                               ---------------------------------


H. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

                                                          December 31,

                                                    1998                 1997
--------------------------------------------------------------------------------
Trade accounts payable                           $ 4,077,756           3,333,177
Retainage on construction in progress                352,069             780,024
Accrued interest on subordinated debentures          309,820             389,237
Other accrued expenses                             1,566,826           1,218,655
                                               ---------------------------------
                                                 $ 6,306,471           5,721,093
                                               ---------------------------------


I. Notes Payable
Notes payable consist of line of credit borrowings of $18,400,000 and $3,400,000 at December 31, 1998 and 1997, respectively. The Company has an agreement with its primary bank that provides for a $40,000,000 secured line of credit. The agreement provides that as long as the Company is in compliance with all loan covenants, the loan maturity date, which at December 31, 1998, was December 31, 2001, will be extended one year automatically each year. Under the agreement, the Bank must give the Company two years notice should it decide to terminate the loan. Availability under the agreement is determined by the amount of collateral provided. At December 31,1998, $40,000,000 was fully collateralized. The line bears interest at the prime rate (7.75% at December 31,1998). However, the Company has the option to fix the rate at LIBOR plus 1.125% for fixed periods from three to nine months. A stand-by fee is required by the bank for any unused portion of the line. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth, and other requirements, among which is the requirement that the Company maintains its status as a REIT.

     The Company has received a commitment letter from its primary bank to increase its line of credit from $40,000,000 to $75,000,000. The new credit facility will be unsecured and is subject to agreement on final terms.

     At December 31, 1998, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $468,235, was $21,131,765. The maximum level of borrowings under the line of credit was $19,800,000, $21,300,000 and $21,500,000 in 1998, 1997 and 1996, respectively. The average amounts of borrowings were approximately $14,236,000, $13,191,000 and $11,710,000, with weighted average interest rates approximating 6.8%, 7.1% and 7.1%, in 1998, 1997 and 1996, respectively.

J. Convertible Subordinated Debentures
Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In 1998, $3,571,000 in debentures were converted to 340,080 common shares of beneficial interest. In 1997, $29,693,000 in debentures were converted to 2,827,838 common shares of beneficial interest. In 1996, $12,785,000 in debentures were converted to 1,217,610 common shares of beneficial interest. The balance of the debentures, at December 31, 1998, of $13,931,000, if fully converted, would produce an additional 1,326,762 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. At December 31, 1998 and 1997, the estimated fair values of convertible subordinated debentures were $16,336,000 and $24,482,000, respectively.


K.  Income Taxes
As discussed in Note A, the Company plans to maintain its status as a REIT and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes. At December 31, 1998, the income tax bases of the Company=s assets and liabilities were approximately $237,000,000 and $173,000,000, respectively.

L. Shareholders' Equity

Preferred Shares
At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1998, none of these shares were issued and outstanding.

Share-Based Compensation Plans
The Company has  established  a 1993 Omnibus  share plan and a 1995 share option plan (APlans@) under which trustees, officers and employees may be granted awards of share options, share appreciation rights, performance shares and/or restricted shares. The purpose of the Plans is to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of the Company and its shareholders by encouraging greater management ownership of the Company's shares. At December 31, 1998, 1,488,672 shares were reserved for future issuance under the Plans. Share options granted generally vest over a three-year period, subject to certain conditions, typically have an exercise price equal to the market price at the grant date or the date that they vest and have a maximum term of ten years. The Company has not granted any share appreciation rights or performance shares. Changes in options outstanding under the Plans are summarized as follows:

                                                1998                    1997                   1996
--------------------------------------------------------------------------------------------------------
                                              Weighted                Weighted               Weighted
                                               average                Average                 average
                                              exercise                Exercise               exercise
                                  Options       price      Options     Price      Options      price
--------------------------------------------------------------------------------------------------------

Balance at beginning of year      570,854      $ 11.58    395,632     $ 10.19    395,632     $ 10.26
Options granted                         -            -    209,000       13.25         -          -
Options exercised                  (2,354)        9.97    (13,974)       9.97         -          -
Options canceled                  (13,967)       10.67    (19,804)      10.08         -          -
              -                -------------------------------------------------------------------------
Balance at end of year            554,533      $ 11.61    570,854     $ 11.58    395,632     $ 10.19
Options exercisable               514,490      $ 11.49    444,159     $ 11.04    348,532     $ 10.19
                               -------------------------------------------------------------------------

     Information about options outstanding at December 31, 1998 is summarized as follows:

Exercise price   Options    Remaining life     Options
  Per share    outstanding     (years)       Exercisable
----------------------------------------------------------
    $ 10.50    226,333           5.0              226,333
    $  8.94     36,600           6.8               36,600
    $  9.75     38,400           7.8               38,400
    $ 11.50     10,000           8.5                6,667
    $ 13.38    239,200           8.8              202,490
    $ 11.38      4,000           8.4                4,000
              --------------------------------------------
              --------------------------------------------
               554,533                            514,490
              --------------------------------------------


     The per share weighted-average fair values of options granted during 1997 was $.92. No options were granted in 1998 or 1996. This fair value was estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:



-----------------------------------
Risk-free interest rate      5.78%
Dividend yield               8.47%
Volatility factor           18.43%
Life (years)                 3.00
-----------------------------------

Share Based Compensation Plans (Continued)

     The option prices were equal to the market prices at the date of grant or vesting date for all of the options granted in 1997 and, accordingly, no compensation cost has been recognized for options in the financial statements. If the Company had applied a fair value-based method to recognize compensation cost for the stock options issued after 1994, net earnings and net earnings per common share would have been reduced as indicated below:

                                         Years ended December 31,

                                    1998            1997            1996
------------------------------------------------------------------------------
Net earnings:
  As reported                   $   12,352,877       6,592,338      3,508,709
  Pro forma                         12,288,172       6,505,220      3,479,036
Net earnings per common share:
  Basic
      As reported                         0.85            0.70           0.56
      Pro forma                           0.84            0.69           0.56
  Diluted
      As reported                         0.84            0.70           0.56
      Pro forma                           0.84            0.69           0.56
------------------------------------------------------------------------------

Restricted Share Plan In 1997, the Executive Compensation Committee recommended, and the Board of Trustees approved, a Restricted Share Plan. The Executive Compensation Committee believes that the grant of restricted share awards provides a long-term incentive to persons who contribute to the growth of MART and establishes a direct link between compensation and shareholder return.

     In 1997, 400,000 restricted shares were made available for the plan. Awards totaling 1,572 shares were granted in 1998 with a market value of $13.69 per share. Awards totaling 368,333 shares were granted in 1997 with a market value of $13.38 per share. A total of 61,667 shares vested on January 1, 1998 and an additional 524 shares vested on April 1, 1998. These shares are subject to forfeiture restrictions which lapse at defined annual rates to 2008, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards.

Share Repurchase Plan
At December 31, 1998, the Company was authorized to repurchase up to approximately 410,000 common shares of beneficial interest pursuant to its share repurchase plan. During 1998 and 1996, the Company purchased 313,200 and 8,618 shares, respectively, at an average per share cost of $12.23 and $9.45, respectively.


M. Commitments
Minimum rental commitments under operating land leases in effect as of December 31, 1998 are as follows:

1999            $          651,000
2000                       651,000
2001                       651,000
2002                       651,000
2003                       651,000
Thereafter              24,375,000
----------------------------------
----------------------------------
Total            $      27,630,000
----------------------------------

     Certain of the leases contain renewal or purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $781,000 in 1998, $675,000 in 1997 and $601,000 in 1996.

N. Leases
The Company's shopping centers and other commercial properties are generally leased on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases in effect as of December 31, 1998 are as follows:

1999             $ 39,683,000
2000               36,125,000
2001               32,902,000
2002               29,732,000
2003               26,396,000
Thereafter        218,099,000
-------------------------------
-------------------------------
Total           $ 382,937,000
-------------------------------




N. Leases (Continued)

     The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,435,000 in 1998, $816,000 in 1997 and $1,012,000 in 1996. On a prospective basis, no more than 3.3% of annual rental revenue is derived from any one tenant, except Royal Ahold. Royal Ahold minimum lease payments represent approximately 11% for the years 1999 through 2003 and 32% thereafter of the total minimum lease payments above. The percentages of total minimum lease payments in the years 1999 and beyond are high due to the fact that Royal Ahold leases have long initial lease terms compared with other major tenants who use renewal option terms. Renewal option minimum lease payments are not included in the totals above.


O. Segment Information

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" to identifying the reportable segments in place of the industry segment approach previously used.

     The Company's only reportable segment is Shopping Centers. This segment includes the operation and management of shopping centers, and revenues are derived primarily from rents and services to tenants. These properties are managed separately from other property types owned by the Company because they require different operating strategies and management expertise. Fees are charged to shopping centers, based on a percentage of revenues collected, for services provided by personnel in other segments.

     The accounting policies of the segments are the same as those of the Company described in Note A. Segment operating results are measured and assessed based on a performance measure known as Funds From Operations ("FFO"), determined on a fully diluted basis (i.e., assuming conversion to common stock of all convertible securities). The National Association of Real Estate
Investment Trusts defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for minority interests and to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

     Operating results for the segments are summarized as follows:





                                 1998                                   1997                                    1996
                        ------------------------------------------------------------------------------------------------------------
                               Shopping      All                  Shopping        All                Shopping        All
                                Centers     Other      Total       Centers       Other    Total      Centers       Other    Total
                        ------------------------------------------------------------------------------------------------------------

Revenues                    $47,402,078   2,135,052  49,537,130   34,938,202  4,214,018 39,152,220  27,387,982  5,018,318 32,406,300
Expenses, exclusive of
  Depreciation and
  Amortization of property
  And improvements          23,108,616      924,977  24,033,593   19,628,133  1,732,039 21,360,172  16,719,287  1,995,121 18,714,408
Minority interest              372,646       13,745     386,391      269,758      9,228    278,986     494,223     19,714    513,937
                        ------------------------------------------------------------------------------------------------------------
FFO-diluted                $23,920,816    1,196,330  25,117,146   15,040,311  2,472,751 17,513,062  10,174,472  3,003,483 13,177,955
                        ------------------------------------------------------------------------------------------------------------

     Interest expense on subordinated debentures and minority interest in earnings in the Operating Partnership are not considered in the calculation of FFO- diluted.

O. Segment Information (Continued)
A reconciliation of FFO - diluted reported above to earnings from operations in the financial statements is summarized as follows:

                                                                    1998          1997          1996
                                                                ------------------------------------------

Operating results:
     FFO - diluted                                               $25,117,146    17,513,062    13,177,955
     Depreciation and amortization of property and improvements   (8,813,251)   (6,954,803)   (5,413,737)
     Subordinated debentures interest expense                     (1,206,760)   (2,616,044)   (4,556,108)
     Operating Partnership minority interest expense              (2,707,051)   (1,139,840)                  -
                                                                -----------------------------------------
     Earnings from operations in financial statements            $12,390,084     6,802,375     3,208,110
                                                                -----------------------------------------




     Substantially, all assets of the Company, with the exception of property held for development or sale and cash and cash equivalents, are allocable to the Shopping Center segment. Additions to long-lived assets of the segments are summarized as follows:

                                                                    1998          1997          1996
                                                            ----------------------------------------------
Shopping Centers:
     Acquisitions                                            $     26,417,356   131,792,211             -
     Development operations                                         6,738,109    15,283,225     4,649,732
     Improvements for tenants and other                             5,729,360     2,087,357     1,138,459
                                                            ----------------------------------------------
                                                                   38,884,825   149,162,793     5,788,191
All others, including acquisitions of $4,115,752 in 1997               76,022     5,109,227       623,581
                                                            ----------------------------------------------
                                                            ----------------------------------------------
     Total                                                   $     38,960,847   154,272,020     6,411,772
                                                            ----------------------------------------------

P. Other Revenues
Other revenues consists of the following:

                                                                Years ended December 31,

                                                       1998                      1997                 1996
-----------------------------------------------------------------------------------------------------------

Interest and dividends                             $       195,693              321,185             484,428
Miscellaneous                                              245,598              146,453             225,149
                                                   --------------------------------------------------------
                                                   $       441,291              467,638             709,577
                                                   --------------------------------------------------------


Q. Gain (Loss) on Properties
Gain (Loss) on properties consists of the following:

                                                                                         Years ended December 31,


----------------------------------------------------------------------------------------------------------------------------
                                                                     1998                    1997                   1996
----------------------------------------------------------------------------------------------------------------------------

Gain (loss) on sales of operating properties                   $    (11,584)             1,047,727                720,916
Gain (loss) on sales of properties held for sale, net                 7,361                122,109                293,583
Allowance for loss on operating properties                                -             (1,148,000)              (713,900)
                                                              --------------------------------------------------------------
                                                               $     (4,223)                16,836                300,599
                                                              --------------------------------------------------------------

     The gain (loss) on sales of operating properties includes minority interest of $75,173 for the year ended December 31, 1997. The gain (loss) on sales of operating properties and gain (loss) on sales of properties held for sale, net, include minority interest of $21,194 and $96,049, respectively, for the year ended December 31, 1996.


R. Net Earnings Per Share
The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                                                          Years Ended December 31,

                                                                                        1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------

Numerator:
   Earnings before extraordinary loss                                               $  12,385,861      6,819,211    3,508,709
      Dividends on unvested restricted share awards                                      (310,529)       (76,667)           -
                                                                                    -----------------------------------------

   Numerator for basic earnings per share--earnings available to common shareholders   12,075,332      6,742,544    3,508,709
      Adjustment to dividends on restricted share awards                                        -            537            -
      Interest on subordinated debentures                                               1,206,760             -             -
                                                                                    -----------------------------------------
   Numerator for diluted earnings per share--earnings available to common shareholders 13,282,092      6,743,081    3,508,709
                                                                                    -----------------------------------------

Denominator:(1)
   Denominator for basic earnings per share--weighted average shares outstanding       14,240,533      9,308,682    6,211,092
   Effect of dilutive securities:
      Subordinated debentures                                                           1,473,257             -             -
      Unvested portion of restricted share awards and share options                        64,937         51,884            -
                                                                                    -----------------------------------------
   Denominator for diluted earnings per share-adjusted weighted average shares         15,778,727      9,360,566    6,211,092
                                                                                    -----------------------------------------

     (1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At December 31, 1998, the convertible subordinated  debentures,  if converted,  would produce an additional  1,326,762 shares and the Units,  if  exchanged,  would  produce  an  additional  3,175,771 shares.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 1999 annual meeting of shareholders, is incorporated herein by reference.

     The Executive Officers of MART are as follows:


Name           Age  Position and Business Experience
--------------------------------------------------------------------------------
LeRoy E.       73   Chairman of the Board of MART since September 1993.
Hoffberger

F. Patrick     51   President and CEO of MART since September 1993.
Hughes

Paul F.        45   Executive Vice President of MART since March 1996.
Robinson            Vice President and Secretary / General Counsel of MART since
                    September 1993.

Eugene T.      50   Treasurer of MART since September 1993.
Grady

Janice C.      43   Controller of MART since January 1998.
Robinson            Controller  and Vice President of Operations of O'Conor Real
                    Estate  Management  from  January  1995  to  December  1997.
                    Accounting Manager with The Rouse Company from January 1981 to September 1994.




     Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his/her successor is duly elected and qualified.


ITEM 11 - EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 1999 annual meeting of shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 1999 annual meeting of shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 1999 annual meeting of shareholders.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1.  Financial Statements
The following financial statements of Mid-Atlantic Realty Trust and Subsidiaries are included in Part II Item 8: Independent auditor's report Consolidated balance sheets as of December 31, 1998 and 1997
     Consolidated statements of operations for the years ended December 31, 1998,1997 and 1996 Consolidated statements of shareholders' equity for the years ended December 31, 1998, 1997 and 1996 Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996 Notes to consolidated financial statements

(a) 2.  Financial Statement Schedule
Schedule III - Real estate and accumulated depreciation and amortization
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3.  Exhibits
Exhibit No.
3(a)   Declaration of Trust dated June 29, 1993  (incorporated  by  reference to
       Exhibit 3(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
3(b) By-laws (incorporated by reference to the Exhibit 3(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
3(c)   Amendment to Declaration of Trust dated August 4, 1998
4(a) Specimen certificate for Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
4(b) Trust Indenture dated September 8, 1993, between MART and Security Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(a) Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through November 14, 1997.
10(b) Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by reference to MART's Registration Statement on Form S-8, File No. 333-12161).
10(c) Employment Agreement between BTR Realty, Inc. and F. Patrick Hughes (incorporated by reference to Exhibit 10(b) to MART's Registration
       Statement on Form S-11, File No.   33-66386).
10(d) Employment Agreement between Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(e)  Amendment dated December 1, 1995 to Employment Agreement between MART and
       F. Patrick Hughes and MART and Paul F. Robinson.
10(f) Commitment Letter from First National Bank of Md. For Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART's Registration Statement on Form S-11, File No.33-66386).
10(g) Agreement for Contribution of Interests dated April 1, 1997, among MART and the Contributors named therein (incorporated by reference to Exhibit (c)1 to Form 8-K filed July 15, 1997)
10(h) Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c)2 to Form 8-K filed July 15,1997).
10(i) Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b)1 to Form 8-K filed September 30, 1997).
10(j) Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997.
10(k)  Mid-Atlantic  Realty  Trust  Non-Employee  Trustee  Deferred Compensation
       Plan, adopted  on   November   14,   1997.
12     Computation  of Ratio of  Earnings  to Fixed Charges.*
21     Subsidiaries   of  the  Registrant.*
23     Consent  of  KPMG  LLP.*
27     Financial Data Schedule.*
99.1   Real Estate Investment Risks.*

*Filed herewith

(b) Reports on Form 8-K
None.

SIGNATURES


Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MID-ATLANTIC REALTY TRUST

Date:   3/18/99                                /s/ F. Patrick Hughes
     ----------------------------              ---------------------------------
                                               F. Patrick Hughes, President
                                               and Chief Executive Officer


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Date:  3/18/99                                /s/ LeRoy E. Hoffberger
     ----------------------------             ----------------------------------
                                              LeRoy E. Hoffberger, Chairman of
                                              the Board

Date:  3/18/99                                /s/ F. Patrick Hughes
     ----------------------------             ----------------------------------
                                              F. Patrick Hughes, President and
                                              Chief Executive Officer

Date:  3/18/99                                /s/ Janice C. Robinson
     ----------------------------             ----------------------------------
                                              Janice C. Robinson, Controller

Date:  3/18/99                                /s/ Eugene T. Grady
     ----------------------------             ----------------------------------
                                              Eugene T. Grady, Treasurer

Date:  3/18/99                                /s/ Robert A. Frank
     ----------------------------             ----------------------------------
                                              Robert A. Frank, Trustee

Date:  3/18/99                                /s/ Marc P. Blum
     ----------------------------             ----------------------------------
                                              Marc P. Blum, Trustee

Date:  3/18/99                                /s/ M. Ronald Lipman
     ----------------------------             ----------------------------------
                                              M. Ronald Lipman, Trustee

Date:  3/18/99                                /s/ Jack H. Pechter
     ----------------------------             ----------------------------------
                                              Jack H. Pechter, Trustee

Date:  3/18/99                                /s/ Daniel S. Stone
     ----------------------------             ----------------------------------
                                              Daniel S. Stone, Trustee

Date:  3/18/99                                /s/ David F. Benson
     ----------------------------             ----------------------------------
                                              David F. Benson, Trustee

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

                                                                      -------------------------------------------------

                                           ----------------------------
                                                 Initial cost to Company     Cost capitalized subsequent to acquisition
                                           ----------------------------------------------------------------------------
    December 31, 1998

                             ----------------
                                Mortgages                Buildings and                      Carrying Costs
                                                                                   ---------------------------------
Description                      Payable        Land     Improvements  Improvements      Land        Improvements
--------------------------------------------------------------------------------------------------------------------
Shopping Centers
Arundel Plaza                 $                1,695,566       530,951        8,755
--------------------------------------------------------------------------------------------------------------------
Brandywine Commons                                          12,164,821       36,427
--------------------------------------------------------------------------------------------------------------------
Burke Town Plaza                                             2,936,134    1,820,256
--------------------------------------------------------------------------------------------------------------------
Club Centre                        5,447,673   2,029,919     3,600,663       37,400
--------------------------------------------------------------------------------------------------------------------
Colonie Plaza                                  1,137,567     7,755,095      715,798
--------------------------------------------------------------------------------------------------------------------
Columbia Plaza                                   999,739     6,887,711    3,962,319         203,353
--------------------------------------------------------------------------------------------------------------------
Del Alba                           7,123,969   2,270,000     7,882,217       13,654
--------------------------------------------------------------------------------------------------------------------
Enchanted Forest Shopping Center  11,811,026   3,873,246    15,314,736       96,267
--------------------------------------------------------------------------------------------------------------------
Glen Burnie Village                            3,081,553     4,598,794       57,358
--------------------------------------------------------------------------------------------------------------------
Harford Mall                      19,193,787     599,031     8,457,331   20,620,412        (12,954)
--------------------------------------------------------------------------------------------------------------------
Ingleside Shopping Center                      3,023,230    11,817,212       27,854
--------------------------------------------------------------------------------------------------------------------
Little Glen                                                                   7,145
--------------------------------------------------------------------------------------------------------------------
Lutherville Station                                    -     4,031,809   14,788,180
--------------------------------------------------------------------------------------------------------------------
Milford Commons                                  673,306     3,789,682       21,464
--------------------------------------------------------------------------------------------------------------------
North East                                                                5,440,538       1,087,832
--------------------------------------------------------------------------------------------------------------------
Owings Mills                      12,682,244   4,381,666     9,547,434      138,244
--------------------------------------------------------------------------------------------------------------------
Patriots Plaza                                               1,709,846      615,942
--------------------------------------------------------------------------------------------------------------------
Perry Hall Square                  6,000,000   3,538,825     6,604,216      271,876
--------------------------------------------------------------------------------------------------------------------
Radcliffe Center                              11,205,665     5,663,480       12,205
--------------------------------------------------------------------------------------------------------------------
Rolling Road Plaza                               338,791     1,632,268    2,084,030                       (837,931)
--------------------------------------------------------------------------------------------------------------------
Rosedale Plaza                     1,736,346   1,024,712     3,217,926      841,403
--------------------------------------------------------------------------------------------------------------------
Shawan Plaza                      14,136,711   2,055,694    13,930,839       44,001
--------------------------------------------------------------------------------------------------------------------
Shoppes at Easton                  7,459,705   2,600,000    10,379,069       41,974
--------------------------------------------------------------------------------------------------------------------
Skyline Village                    5,229,784     555,295     6,240,003    1,088,471
--------------------------------------------------------------------------------------------------------------------
Smoketown Plaza                                  516,312    10,095,077      709,636
--------------------------------------------------------------------------------------------------------------------
Spotsylvania Crossing                          1,544,314     6,600,616      361,754
--------------------------------------------------------------------------------------------------------------------
Sudley Towne Plaza                               789,881     3,736,837      483,603
--------------------------------------------------------------------------------------------------------------------
Timonium Crossing                  5,598,319   4,276,779     4,792,548       73,467
--------------------------------------------------------------------------------------------------------------------
Timonium Shopping Center           9,558,762   6,252,248    12,090,955      472,782
--------------------------------------------------------------------------------------------------------------------
Wayne Heights                                  1,546,720     3,837,159       66,945
--------------------------------------------------------------------------------------------------------------------
Wayne Avenue Plaza                 8,709,041   1,650,300     9,230,960      814,598
--------------------------------------------------------------------------------------------------------------------
Wilkens Beltway Plaza                                  -     3,601,891    1,142,666         475,481       2,923,200
--------------------------------------------------------------------------------------------------------------------
York Road Plaza                    8,457,526   1,562,382     2,102,575    2,829,348
--------------------------------------------------------------------------------------------------------------------
                                 123,144,893  63,222,741   204,780,855   59,746,772       1,753,712       2,085,269
                             ---------------------------------------------------------------------------------------
Office Buildings

--------------------------------------------------------------------------------------------------------------------
Orchard Square                    $2,256,957   1,160,666     2,959,390        8,080
--------------------------------------------------------------------------------------------------------------------
Patriots Plaza                                               1,522,943      248,581
--------------------------------------------------------------------------------------------------------------------
Wilkens Office II                                            1,644,370      272,797
--------------------------------------------------------------------------------------------------------------------
Wilkens Office I                                             1,383,102      368,560
--------------------------------------------------------------------------------------------------------------------
Wilkens Office III                                             768,642      135,791
                             ---------------------------------------------------------------------------------------
                                   2,256,957   1,160,666     8,278,447    1,033,809               -               -
                             ---------------------------------------------------------------------------------------
Bowling Centers
Clinton                                                        457,764       63,297
--------------------------------------------------------------------------------------------------------------------
Freestate                                        180,025       740,082        2,719
--------------------------------------------------------------------------------------------------------------------
Waldorf                                          243,139       579,096        5,690
                             ---------------------------------------------------------------------------------------
                                           -     423,164     1,776,942       71,706               -               -
                             ---------------------------------------------------------------------------------------
Other Rental Properties
Business Center                                  395,536     1,190,692      100,306
--------------------------------------------------------------------------------------------------------------------
Southwest                                                      283,039      628,792          45,149
--------------------------------------------------------------------------------------------------------------------
Waldorf Firestone                                  9,261       161,543        4,911
--------------------------------------------------------------------------------------------------------------------
                                           -     404,797     1,635,274      734,009          45,149               -
                             ---------------------------------------------------------------------------------------

Development Operations                                      11,281,252

Property Held                                  5,422,705

Other Property                                                 681,313       86,476

                             ---------------------------------------------------------------------------------------
                                $125,401,850  70,634,073   228,434,083   61,672,772       1,798,861       2,085,269
                             =======================================================================================



MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation - Continued


                   ---------------------------------------------------------------
                                Amount at which carried at close of period                              Life on which

                                                                                                        depreciation on
                   ---------------------------------------------------------------
   December 31, 1998                                                                                    latest income
                                  Buildings and                      Accumulated    Date of     Date     statement is
Description            Land     Improvements          Total          depreciation Construction Acquired     Computed
-----------------------------------------------------------------------------------------------------------------------

Shopping Centers
Arundel Plaza         1,695,566       539,706              2,235,272       11,230              12/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Brandywine Commons                 12,201,248             12,201,248    1,284,815              11/95      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Burke Town Plaza                    4,756,390              4,756,390    2,118,587  7/79-7/82              5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Club Centre           2,029,919     3,638,063              5,667,982      317,630               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Colonie Plaza         1,137,567     8,470,893              9,608,460    2,646,757    12/87                5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Columbia Plaza        1,203,092    10,850,030             12,053,122    2,675,303    6/88                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Del Alba              2,270,000     7,895,871             10,165,871       47,043               9/98      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Enchanted Forest Shopp3,873,246r   15,411,003             19,284,249      804,371               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Glen Burnie Village   3,081,553     4,656,152              7,737,705      243,524               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Harford Mall            586,077    29,077,743             29,663,820   12,383,995    12/73                5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Ingleside Shopping Cen3,023,230    11,845,066             14,868,296      451,539               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Little Glen                             7,145                  7,145          291               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Lutherville Station                18,819,989             18,819,989      921,127              10/93      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Milford Commons         673,306     3,811,146              4,484,452       84,058              12/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
North East            1,087,832     5,440,538              6,528,370       66,293    2/96-                5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Owings Mills          4,381,666     9,685,678             14,067,344      673,002    12/95                5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Patriots Plaza                      2,325,788              2,325,788    1,025,623    6/84                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Perry Hall Square     3,538,825     6,876,092             10,414,917      862,041               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Radcliffe Center     11,205,665     5,675,685             16,881,350      700,218               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------


Rolling Road Plaza      338,791     2,878,367              3,217,158    1,337,242    6/73                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Rosedale Plaza        1,024,712     4,059,329              5,084,041      863,817              10/89      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Shawan Plaza          2,055,694    13,974,840             16,030,534      991,409               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Shoppes at Easton     2,600,000    10,421,043             13,021,043      988,222               9/94      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Skyline Village         555,295     7,328,474              7,883,769    2,283,107    5/88                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Smoketown Plaza         516,312    10,804,713             11,321,025    3,413,246    4/87                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Spotsylvania Crossing 1,544,314     6,962,370              8,506,684    2,256,045    5/87                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Sudley Towne Plaza      789,881     4,220,440              5,010,321    1,540,501    7/84                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Timonium Crossing     4,276,779     4,866,015              9,142,794      268,562               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Timonium Shopping Cent6,252,248    12,563,737             18,815,985      536,710               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Wayne Heights         1,546,720     3,904,104              5,450,824       71,333               1/98      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Wayne Plaza           1,650,300    10,045,558             11,695,858      184,538               2/98      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Wilkens Beltway Plaza   475,481     7,667,757              8,143,238    1,821,220    5/81                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
York Road Plaza       1,562,382     4,931,923              6,494,305    1,779,008              11/85      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
                     64,976,453   266,612,896            331,589,349   45,652,407
                   ---------------------------------------------------------------
Office Buildings
Orchard Square        1,160,666     2,967,470              4,128,136      199,363               7/97      5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Patriots Plaza                      1,771,524              1,771,524      637,612    8/85                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Wilkens Office II                   1,917,167              1,917,167      608,565    1/87                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Wilkens Office I                    1,751,662              1,751,662      672,082    1/85                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Wilkens Office III                    904,433                904,433      232,812    1/91                 5-50 yrs.
                   ---------------------------------------------------------------
                      1,160,666     9,312,256             10,472,922    2,350,434
                   ---------------------------------------------------------------
Bowling Centers
Clinton                               521,061                521,061      292,602    8/71                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Freestate               180,025       742,801                922,826      620,050    3/78                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Waldorf                 243,139       584,786                827,925      253,421    3/79                 5-50 yrs.
                   ---------------------------------------------------------------
                        423,164     1,848,648              2,271,812    1,166,073
                   ---------------------------------------------------------------
Other Rental Properties
Business Center         395,536     1,290,998              1,686,534      299,951    4/90                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Southwest                45,149       911,831                956,980      509,357    4/68                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
Waldorf Firestone         9,261       166,454                175,715       70,583    9/78                 5-50 yrs.
-----------------------------------------------------------------------------------------------------------------------
                        449,946     2,369,283              2,819,229      879,891
                   ---------------------------------------------------------------
Development Operations             11,281,252             11,281,252                 91-98

Property Held         5,422,705                            5,422,705                 7/73-
                                                                                     12/98
Other Property                        767,789                767,789      491,289              9/82-      3-10 yrs.
                                                                                                12/98
----------------------------------------------------------------------------------
                     72,432,934   292,192,124            364,625,058   50,540,094
==================================================================================


(1) The changes in total cost of properties are as follows:

                                                      Years Ended December 31,

                                             1998                1997               1996
                                     -----------------------------------------------------

Balance beginning of year             $   331,259,550        210,258,781       213,822,056
Additions during the year:
     Acquisitions                          26,417,356        136,321,147         3,126,553
     Improvements                           5,672,676          2,697,464         1,498,868
     Development Operations                 6,738,109         15,633,614         4,715,773
                                     -----------------------------------------------------
                                           38,828,141        154,652,225         9,341,194
Deductions during year:
     Allowance for loss                            -          (1,148,000)         (713,900)
     Cost of real estate sold             (5,462,633)        (32,340,056)      (11,965,663)
     Retirements and disposals                     -            (163,400)         (224,906)
                                     -----------------------------------------------------
                                          (5,462,633)        (33,651,456)      (12,904,469)
                                     -----------------------------------------------------
Balance end of year                   $  364,625,058         331,259,550       210,258,781
                                     -----------------------------------------------------


(2) The changes in accumulated depreciation are as follows:

                                                      Years Ended December 31,

                                                1998              1997               1996
                                      ---------------------------------------------------------
Balance beginning of year              $  (42,781,532)         (42,702,472)      (39,430,308)
Depreciation and amortization              (8,813,251)          (6,954,803)       (5,413,737)
Retirements, disposals and sales            1,054,689            6,875,743         2,141,573
                                     ------------------------------------------------------------
Balance end of year                    $  (50,540,094)         (42,781,532)      (42,702,472)
                                     ------------------------------------------------------------





(3) The aggregate basis of properties for Federal income tax purposes is approximately $230,500,000 at December 31, 1998.
(4) See Item 2 for  geographic location of properties.
(5) Freestate includes one bowling center in Illinois.