Form 10-Q
period 1999-03-31
MID ATLANTIC REALTY TRUST
filed 1999-04-27
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]
For the quarterly period ended              March 31, 1999
                                            ------------------------------------
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                      to
                               ------------------      -------------------------
(Amended by Exch Act Rel No. 312905.  Eff 4/26/93)

Commission file Number                1-12286
                         -------------------------------------------------------

                                      Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Maryland                                              52-1832411
--------------------------------                         -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland        21093
-------------------------------------------------------- -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrants telephone number, including area code       (410) 684-2000


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X        Yes                No
                              -------------       -----------

14,307,517 Common Shares were outstanding as of April 23, 1999.

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

                               CONSOLIDATED BALANCE SHEETS

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Item 2.      MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

    Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



Part II.     OTHER INFORMATION


    Item 1.      LEGAL PROCEEDINGS

    Item 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

    Item 3.      DEFAULTS UPON SENIOR SECURITIES

    Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Item 5.      OTHER INFORMATION

    Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                                     As of ,
                                                                                  --------------------------------------------------
                                                                                           March 31, 1999         December 31, 1998
                                                                                  --------------------------------------------------
                                                                                            (UNAUDITED)

ASSETS
-------------------------
Properties:
     Operating properties                                                            $        367,258,620               347,921,101
     Less accumulated depreciation and amortization                                            52,837,256                50,540,094
                                                                                  --------------------------------------------------
                                                                                              314,421,364               297,381,007
     Development operations                                                                     2,767,995                11,281,252
     Property held for development or sale                                                      5,422,705                 5,422,705
                                                                                  --------------------------------------------------
                                                                                              322,612,064               314,084,964

     Cash and cash equivalents                                                                  1,206,982                   611,107
     Notes and accounts receivable - tenants and other                                          1,124,151                 1,504,951

     Prepaid expenses and deposits                                                              2,085,391                 2,381,137
     Deferred financing costs                                                                   1,501,379                 1,158,606
                                                                                  --------------------------------------------------
                                                                                     $        328,529,967               319,740,765
                                                                                  --------------------------------------------------
                                                                                  --------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Accounts payable and accrued expenses                                           $          6,136,029                 6,306,471
     Notes payable                                                                             27,000,000                18,400,000
     Construction loan payable                                                                  9,000,000                 9,000,000
     Mortgages payable                                                                        126,875,550               125,401,850
     Convertible subordinated debentures                                                       13,931,000                13,931,000
     Deferred income                                                                              683,539                   743,284
                                                                                  --------------------------------------------------
                                                                                              183,626,118               173,782,605
                                                                                  --------------------------------------------------

Minority interest in consolidated joint ventures                                               42,747,751                41,467,101
                                                                                  --------------------------------------------------

Shareholder's equity:
     Preferred shares of beneficial interest, $.01 par value,

       authorized 2,000,000 shares, issued and outstanding, none                                        -                         -

     Common shares of beneficial interest, $.01 par value,

       Authorized 100,000,000 shares , issued and outstanding
         14,316,817 and 14,495,045   shares, respectively                                         143,168                   144,950
     Additional paid-in capital                                                               129,602,271               131,368,001
     Distributions in excess of accumulated earnings                                          (27,589,341)              (27,021,892)
                                                                                  --------------------------------------------------
                                                                                              102,156,098               104,491,059
                                                                                  --------------------------------------------------


                                                                                  --------------------------------------------------
                                                                                     $        328,529,967               319,740,765
                                                                                  --------------------------------------------------
                                                                                  --------------------------------------------------





See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)



                                                                   Three Months Ended
                                                                       March 31,
                                                       ---------------------------------------
                                                                 1999               1998
                                                       ---------------------------------------

REVENUES:
     Rentals                                              $     10,915,078         10,051,087
     Tenant Recoveries                                           2,050,644          1,661,106
     Other                                                          56,028            112,202
                                                       ---------------------------------------
                                                                13,021,750         11,824,395
                                                       ---------------------------------------

EXPENSES:
     Interest                                                    3,232,593          2,835,651
     Depreciation and amortization
       of property and improvements                              2,295,418          2,118,279
     Operating                                                   2,820,466          2,381,620
     General and administrative                                    699,062            701,117
                                                       ---------------------------------------
                                                                 9,047,539          8,036,667
                                                       ---------------------------------------

EARNINGS FROM OPERATIONS
     BEFORE MINORITY INTEREST                                    3,974,211          3,787,728

Minority Interest                                                 (799,242)          (752,691)
                                                       ---------------------------------------

EARNINGS FROM OPERATIONS                                         3,174,969          3,035,037

Gain on properties                                                       -             67,950
                                                       ---------------------------------------

EARNINGS BEFORE EXTRAORDINARY LOSS                               3,174,969          3,102,987

Extraordinary loss from early
     extinguishment of debt                                              -            (32,984)
                                                       ---------------------------------------

NET EARNINGS                                              $      3,174,969          3,070,003
                                                       ---------------------------------------
                                                       ---------------------------------------

NET EARNINGS PER SHARE - BASIC AND DILUTED:
Earnings before extraordinary loss                        $           0.22               0.21
Extraordinary loss on early extinguishment of debt                       -                  -
                                                       ---------------------------------------
Net earnings                                              $           0.22               0.21
                                                       ---------------------------------------
                                                       ---------------------------------------










See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)



                                                                    Three Months Ended March 31,

                                                            ------------------------------------------------
                                                                       1999               1998
                                                            ------------------------------------------------

Cash flows from operating activities:
     Net earnings                                            $                3,174,969           3,070,003
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization                                          2,295,418           2,118,279
       Minority interest in earnings, net                                       799,242             745,342
       Amortization of deferred financing costs                                  54,107              94,119
       Gain on properties                                                             -             (67,950)
       Changes in operating assets and liabilities:
         Decrease in operating assets                                           676,546             739,118
         Decrease in operating liabilities                                     (230,187)           (537,557)
     Other, net                                                                  80,692              30,952
                                                            ------------------------------------------------
          Total adjustments                                                   3,677,561           3,122,303
                                                            ------------------------------------------------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                    6,852,530           6,192,306
                                                            ------------------------------------------------

Cash flows from investing activities:
     Acquisitions of and additions to properties                             (9,410,284)        (12,816,641)
     Proceeds from sales of properties                                                -             128,076
     Payments to minority partners                                             (898,500)           (935,224)
                                                            ------------------------------------------------


                NET CASH USED IN INVESTING ACTIVITIES                       (10,310,527)        (13,623,789)
                                                            ------------------------------------------------

Cash flows from financing activities:
     Proceeds from notes payable                                             17,000,000          12,700,000
     Principal payments on notes payable                                     (8,400,000)         (1,500,000)
     Proceeds from mortgages payable                                         11,600,000                   -
     Principal payments on mortgages payable                                (10,126,300)         (7,556,916)
     Proceeds from construction loans payable                                         -             184,042
     Additions to deferred financing costs                                     (379,054)             (4,928)
     Shares repurchased                                                      (1,898,356)                  -
     Dividends paid                                                          (3,742,418)         (3,629,704)
     Other, net                                                                       -             (26,819)

                                                            ------------------------------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                      4,053,872             165,675
                                                            ------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            595,875          (7,265,808)

CASH AND CASH EQUIVALENTS, beginning of period                                  611,107           8,427,217
                                                            ------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                       $              1,206,982           1,161,409
                                                            ------------------------------------------------
                                                            ------------------------------------------------

---------------------------------------------------------
Schedule of noncash investing and financing activities
---------------------------------------------------------
     Conversion of subordinated debentures,
          net of deferred financing costs                      $                      -           1,526,103
     Mortgages payable assumed                                                        -           8,299,132
     Operating Partnership Units issued                                       1,379,908                   -
                                                            -----------------------------------------------





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

     The Company has an equity interest in 33 operating shopping centers, 27 of which are wholly owned by the Company and six in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 147 acres, which it is holding for development or sale.

     All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at March 31, 1999.

Consolidated Financial Statements

The consolidated balance sheet as of March 31, 1999 and the consolidated statements of operations and cash flows for the Company for the three month periods ended March 31, 1999 and March 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

Segment Information

The segments' operating results are measured and assessed based on a performance measure known as Funds From Operations ("FFO"), determined on a fully diluted basis (i.e., assuming conversion to common stock of all convertible securities). FFO is defined as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for minority interests and to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

     Operating results for the segments are summarized as follows:


                                                               Three months ended March 31,

                               -------------------------------------------------------------------------------------------------
                                                     1999                                                 1998
                               -------------------------------------------------------------------------------------------------

                                          Shopping       All                                 Shopping          All
                                           Centers     Other         Total                    Centers        Other        Total
                               --------------------------------------------            -----------------------------------------

Revenues                         $      12,508,074   513,676    13,021,750                 11,300,417      523,978   11,824,395
Expenses, exclusive
  of depreciation and
  amortization of
  property and
  improvements                           6,281,548   187,232     6,468,780                  5,415,940      175,392    5,591,332
Minority interest                           90,784      (279)       90,505                     83,345        5,064       88,409
                               -------------------------------------------------------------------------------------------------
     FFO- diluted                $       6,135,742   326,723     6,462,465                  5,801,132      343,522    6,144,654
                               -------------------------------------------------------------------------------------------------

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

     Interest expense on subordinated debentures and minority interest in earnings of the Operating Partnership are not considered in the calculation of FFO-diluted.

     A reconciliation of FFO - diluted reported above to earnings from operations in the financial statements is summarized as follows:

                                                             Three months ended March 31,

                                               -------------------------------------------------------
                                                          1999                                   1998
                                               -------------------------------------------------------

FFO- diluted reported above                     $    6,462,465                              6,144,654
Depreciation and
  amortization of property
  and improvements                                   2,295,418                              2,118,279
Convertible debenture
  interest expense                                     283,341                                327,056
Operating Partnership
  minority interest expense                            708,737                                664,282
Earnings from operations
                                               -------------------------------------------------------
  in financial statements                       $    3,174,969                              3,035,037
                                               -------------------------------------------------------



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

     The following table sets forth information relating to the computation of basic and diluted earnings per share.


                                                                                          Three Months Ended March 31,

                                                                                            1999             1998
------------------------------------------------------------------------------------------------------------------------

Numerator:
   Earnings before extraordinary loss                                                 $      3,174,969    3,102,987
      Dividends on unvested restricted share awards                                            (72,032)     (76,667)
                                                                                      ----------------------------------
   Numerator for basic earnings per share--earnings available to common
    shareholders                                                                             3,102,937    3,026,320
      Adjustment to dividends on restricted share awards                                             -        3,423
      Interest on subordinated debentures                                                      283,341            -
                                                                                      ----------------------------------
                                                                                      ----------------------------------
   Numerator for diluted earnings per share--earnings available to common
    shareholders                                                                             3,386,278    3,029,743
                                                                                      ----------------------------------
                                                                                      ----------------------------------
Denominator:
   Denominator for basic earnings per share--weighted average shares outstanding            14,135,807   14,209,337
   Effect of dilutive securities:
      Subordinated debentures                                                                1,326,762            -
      Unvested portion of restricted share awards and share options                             13,384      107,239
                                                                                  --------------------------------------
   Denominator for diluted earnings per share--adjusted weighted average shares             15,475,953   14,316,576
                                                                                  --------------------------------------
                                                                                  --------------------------------------


Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. During the three months ended March 31, 1998, $1,570,000 in debentures were converted to 149,516 common shares of beneficial interest. The balance of the debentures, at March 31, 1999, of $13,931,000, if fully converted, would produce an additional 1,326,762 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Shareholders' Equity

During the three months ended March 31, 1999, shareholders' equity changed for the following items: o Net earnings of $3,174,969 o Dividends paid of $3,742,418
o Common shares and additional paid-in capital decreased by $1,767,512 primarily due to stock repurchases.

Part I. FINANCIAL INFORMATION
ITEM 2.

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results covers each of the Company's two business segments for the quarters ended March 31, 1999 and 1998.

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

Operating Results- Shopping Centers

Operating results of shopping center properties are summarized as follows (in thousands):


                                                                                        1999         1998
                                                                                -------------------------------
Revenues                                                                        $       12,508       11,300
Operating and interest expenses, exclusive of depreciation and amortization              6,565        5,743
Depreciation and amortization                                                            2,180        2,007
Minority interest                                                                          799          747
                                                                                ------------------------------
Earnings from operations                                                        $        2,964        2,803
                                                                                -------------------------------
                                                                                -------------------------------


     Revenues from shopping centers increased by $1,208,000 in 1999 primarily due to the operations of five additional operating properties acquired in 1999 and 1998 ($788,000), the completion of one redevelopment project ($210,000) and other net rental and occupancy increases, partially offset by the disposition of an operating property in 1998 ($165,000).

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $822,000 in 1999 due primarily to the acquisitions and redevelopment referred to above ($623,000). Depreciation and amortization expense increased by $173,000 in 1999 due primarily to the acquisitions referred to above.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):


                                                                                      1999         1998
                                                                                ------------------------------

Revenues                                                                        $      514         524
Operating and interest expenses, exclusive of depreciation and amortization            187         175
Depreciation and amortization                                                          116         112
Minority interest                                                                        -           5
                                                                                ------------------------------
Earnings from operations                                                        $      211         232
                                                                                ------------------------------
                                                                                ------------------------------

Cash Flow Comparison

The following discussion compares the statement of cash flows information for 1999 with the information for 1998.

     Net cash provided by operating activities was $6,853,000 and $6,192,000 in the three months ended March 31, 1999 and 1998, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Net cash used in investing activities decreased by $3,313,000 to $10,311,000 in 1999 from $13,624,000 in 1998. The decrease was due primarily to a lower level of acquisitions.

     Net cash provided by financing activities increased by $3,888,000 to $4,054,000 in 1999 from $166,000 in 1998. The increase was primarily a result of increased credit line borrowings ($4,500,000, after considering a related mortgage loan payoff in 1998) and net cash provided from refinancing a shopping center ($1,800,000) partially offset by purchases of common shares of beneficial interest under the Company's share purchase plan ($1,900,000).

Year 2000 Issue

The year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous data or fail.

     As a result of the Company's normal upgrade and replacement processes, it has been determined that all existing network and desktop equipment is year 2000 compliant. The Company's mission critical, property management and financial reporting software has also been modified to be year 2000 compliant. The Company plans to test the network's year 2000 compliance during the second quarter of 1999 by setting the server date to January 1, 2000 and evaluating the results. The Company has determined that all non-mission critical software is year 2000 compliant. As the Company owns primarily community retail centers without enclosed common areas, the use of this technology is very limited and management does not believe that the year 2000 issue will pose significant problems in these systems. The Company expects that the costs to specifically remediate year 2000 information technology issues will not be significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk - There have been no material changes in the Company's market risk information since December 31, 1998.

Part II. OTHER INFORMATION


Item 1. Legal Proceedings - In the ordinary course of business, the company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders is to be held on May 14, 1999. At this time, matters which appeared on the March 30, 1999 proxy statement will be submitted for approval.

Item 5. Other Information -
Summary Financial Data

The following sets forth summary financial data which has been prepared by the Company without audit. Management believes the following data should be used as a supplement to the historical statements of operations. The data should be read in conjunction with the historical financial statements and the notes thereto for MART.

                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                     ( In thousands, except per share data)



                                                                         Three Months
                                                                        Ended March 31,
                                                             -------------------------------------
                                                             -------------------------------------
                                                                     1999             1998
                                                             -------------------------------------
                                                             -------------------------------------


Revenues                                                    $             13,022           11,824

Net earnings                                                               3,175            3,070
Net earnings per share - basic and diluted                                  0.22             0.21

OTHER FINANCIAL DATA:
-------------------------------------------------------
-------------------------------------------------------

FFO - diluted (1)                                           $              6,462            6,145

Weighted average number of shares outstanding - FFO diluted               18,721           19,103

SELECTED CASH FLOW DATA:
-------------------------------------------------------
-------------------------------------------------------

Net cash flow provided by operating activities              $              6,853            6,192
Net cash flow used in investing activities                               (10,311)         (13,624)
Net cash flow provided by financing activities                             4,054              166

RECONCILIATION OF NET EARNINGS TO FFO-DILUTED
-------------------------------------------------------
-------------------------------------------------------

Net earnings                                                $              3,175            3,070
     Depreciation and amortization on real estate assets                   2,295            2,118
     Gain on properties                                                        -              (68)
     Extraordinary loss on early extinguishment of debt                        -               33
     Operating Partnership minority interest expense                         709              665
     Convertible debenture interest expense                                  283              327
                                                             -------------------------------------
FFO-diluted                                                 $              6,462            6,145
                                                             -------------------------------------
                                                             -------------------------------------

(1) Funds from operations is defined as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for minority interests and to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity.


Item 6.  Exhibits and Reports on From 8-K

Exhibit 10(l) Financing Agreement Dated April 23, 1999 Between Mid-Atlantic Realty Trust and the Named Banks

Exhibit 27        Financial Data Schedule

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           MID-ATLANTIC REALTY TRUST AND
                                           SUBSIDIARIES
                                           (Registrant)



Date:    April 27, 1999                    /s/ F. Patrick Hughes
      ------------------------             -------------------------------------
                                           F. Patrick Hughes
                                           President
                                           Chief Executive Officer







Date:    April 27, 1999                    /s/ Janice C. Robinson
      ------------------------             -------------------------------------
                                           Janice C. Robinson
                                           Controller