Form 10-Q
period 1999-06-30
MID ATLANTIC REALTY TRUST
filed 1999-07-28
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q





(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------------------------------------------
or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ___________________
(Amended by Exch Act Rel No. 312905. Eff 4/26/93)

Commission file Number  1-12286
                        --------------------------------------------------------

                           Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Maryland                                       52-1832411
----------------------------------          ------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

170 West Ridgely Road, Suite 300 -
   Lutherville, Maryland                                   21093
----------------------------------          ------------------------------------
(Address of principal executive                          (Zip Code)
    offices)

Registrant's telephone number,
  including area code                                  (410) 684-2000
                                            ------------------------------------



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

                                X     Yes            No
                             ---------     ---------

14,328,596 Common Shares were outstanding as of July 23, 1999.

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

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.    OTHER INFORMATION

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                             As of,
                                                                              ------------------------------------
                                                                               June 30, 1999     December 31, 1998
                                                                              ------------------------------------
                                                                                (UNAUDITED)
ASSETS
------
Properties:
   Operating properties                                                       $  369,304,373         347,921,101
   Less accumulated depreciation and amortization                                 55,209,561          50,540,094
                                                                              ----------------------------------
                                                                                 314,094,812         297,381,007
   Development operations                                                          3,723,048          11,281,252
   Property held for development or sale                                           5,422,705           5,422,705
                                                                              ----------------------------------
                                                                                 323,240,565         314,084,964

   Cash and cash equivalents                                                       1,106,491             611,107
   Notes and accounts receivable - tenants and other                               1,027,491           1,504,951
   Prepaid expenses and deposits                                                   1,373,062           2,381,137
   Deferred financing costs                                                        1,893,171           1,158,606
                                                                              ----------------------------------
                                                                              $  328,640,780         319,740,765
                                                                              ----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                      $    6,027,460           6,306,471
   Notes payable                                                                  28,500,000          18,400,000
   Construction loan payable                                                       9,000,000           9,000,000
   Mortgages payable                                                             126,251,524         125,401,850
   Convertible subordinated debentures                                            13,796,000          13,931,000
   Deferred income                                                                   643,602             743,284
                                                                              ----------------------------------
                                                                                 184,218,586         173,782,605
                                                                              ----------------------------------

Minority interest in consolidated joint ventures                                  42,636,369          41,467,101
                                                                              ----------------------------------

Shareholder's equity:
   Preferred shares of beneficial interest, $.01 par value,
   Authorized 2,000,000 shares, issued and outstanding, none                              -                    -
   Common shares of beneficial interest, $.01 par value,
     Authorized 100,000,000 shares, issued and outstanding 14,334,896
     and 14,495,045 shares, respectively                                            143,349              144,950
   Additional paid-in capital                                                   129,730,344          131,368,001
   Distributions in excess of accumulated earnings                              (28,087,868)         (27,021,892)
                                                                              ----------------------------------
                                                                                101,785,825          104,491,059
                                                                              ----------------------------------
                                                                              $ 328,640,780          319,740,765
                                                                              ----------------------------------

See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                                 Six Months Ended                     Three Months Ended
                                                                     June 30,                               June 30,
                                                     --------------------------------------   --------------------------------
                                                         1999                      1998              1999              1998
                                                     --------------------------------------   --------------------------------
REVENUES:
  Rentals                                            $ 22,061,953              20,382,171     $  11,146,875        10,331,084
  Tenant Recoveries                                     3,994,072               3,465,851         1,943,427         1,804,745
  Other                                                   198,117                 243,708           142,089           131,506
                                                     --------------------------------------   --------------------------------
                                                       26,254,142              24,091,730        13,232,391        12,267,335
                                                     --------------------------------------   --------------------------------

EXPENSES:
  Interest                                              6,717,151               5,889,822         3,484,558         3,054,171
  Depreciation and amortization
    of property and improvements                        4,667,723               4,313,290         2,372,305         2,195,011
  Operating                                             5,543,157               4,926,993         2,722,692         2,545,373
  General and administrative                            1,338,102               1,456,879           639,040           755,762
                                                     -------------------------------------    --------------------------------
                                                       18,266,133              16,586,984         9,218,595         8,550,317
                                                     -------------------------------------    --------------------------------

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST                              7,988,009               7,504,746         4,013,796         3,717,018

Minority Interest                                      (1,587,948)             (1,491,913)         (788,706)         (739,222)
                                                     --------------------------------------   --------------------------------

EARNINGS FROM OPERATIONS                                6,400,061               6,012,833         3,225,090         2,977,796

Gain (loss) on properties                                       -                  92,437                 -            24,487
                                                     --------------------------------------   --------------------------------

EARNINGS BEFORE EXTRAORDINARY LOSS                      6,400,061               6,105,270         3,225,090         3,002,283

Extraordinary loss from early
  extinguishment of debt                                        -                 (32,984)                -                 -
                                                     --------------------------------------   --------------------------------

NET EARNINGS                                         $  6,400,061               6,072,286     $   3,225,090         3,002,283
                                                     --------------------------------------   --------------------------------

NET EARNINGS PER SHARE - BASIC AND DILUTED:
Earnings before extraordinary loss                   $       0.44                    0.41     $        0.22              0.20
Extraordinary loss on early extinguishment of debt              -                       -                 -                 -
                                                     --------------------------------------   --------------------------------
Net earnings                                         $       0.44                    0.41     $        0.22              0.20
                                                     --------------------------------------   --------------------------------


See accompanying notes to consolidated financial statements.

                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                                              (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                     -------------------------------
                                                                          1999                1998
                                                                     -------------------------------

Cash flows from operating activities:
  Net earnings                                                       $    6,400,061        6,072,286
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                                         4,667,723        4,237,504
    Minority interest in earnings, net                                    1,587,948        1,484,564
    Amortization of deferred financing costs                                136,310          148,974
    Gain on properties                                                            -          (92,437)
    Changes in operating assets and liabilities:
      Decrease (increase) in operating assets                             1,485,535         (197,160)
      Decrease in operating liabilities                                    (443,681)        (548,435)
    Other, net                                                              137,831          197,868
                                                                      -------------------------------
      Total adjustments                                                   7,571,666        5,230,878
                                                                      -------------------------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                      13,971,727       11,303,164
                                                                      -------------------------------

Cash flows from investing activities:
  Acquisitions of and additions to properties                           (12,366,352)     (13,770,232)
  Proceeds from sales of properties                                               -        4,498,017
  Payments to minority partners                                          (1,798,584)      (1,866,016)
                                                                      -------------------------------

          NET CASH USED IN INVESTING ACTIVITIES                         (14,164,936)     (11,138,231)
                                                                      -------------------------------

Cash flows from financing activities:
  Proceeds from notes payable                                            28,000,000       16,300,000
  Principal payments on notes payable                                   (17,900,000)      (7,400,000)
  Proceeds from mortgages payable                                        11,600,000                -
  Principal payments on mortgages payable                               (10,750,326)      (7,920,963)
  Proceeds from construction loans payable                                   64,988          307,128
  Additions to deferred financing costs                                    (846,000)          (9,224)
  Shares repurchased                                                     (2,014,003)        (153,593)
  Dividends paid                                                         (7,466,037)      (7,296,436)
  Other, net                                                                    (29)         (26,819)
                                                                      -------------------------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               688,593       (6,199,907)
                                                                      -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        495,384       (6,034,974)

CASH AND CASH EQUIVALENTS, beginning of period                              611,107        8,427,217
                                                                      -------------------------------

CASH AND CASH EQUIVALENTS, end of period                              $   1,106,491        2,392,243
                                                                      -------------------------------

---------------------------------------------------------------------
Schedule of noncash investing and financing activities
---------------------------------------------------------------------
  Conversion of subordinated debentures,
     net of deferred financing costs                                        132,025        2,072,000
  Mortgages payable assumed                                                       -        8,299,132
  Operating Partnership Units issued                                  $   1,379,908                -
                                                                      -------------------------------


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

All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at June 30, 1999.

Consolidated Financial Statements

The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the six and three month periods ended June 30, 1999 and June 30, 1998 and the consolidated statements of cash flows for the Company for the six month periods ended June 30, 1999 and June 30, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Operating results for the segments are summarized as follows for the six month periods ended June 30, 1999 and June 30, 1998:

                                                            Six months ended June 30,
                          --------------------------------------------------------------------------------------
                                              1999                                        1998
                          --------------------------------------------------------------------------------------
                             Shopping         All                         Shopping          All
                             Centers         Other        Total            Centers         Other        Total
                          ----------------------------------------        --------------------------------------
Revenues                  $ 25,196,523     1,057,619    26,254,142        23,037,420     1,054,310    24,091,730
Expenses, exclusive
  of depreciation and
  amortization of
  property and
  Improvements              12,650,470       384,340    13,034,810        11,274,888       359,941    11,634,829
Minority interest              168,174           692       168,866           169,530        10,089       179,619
                          --------------------------------------------------------------------------------------
  FFO- diluted            $ 12,377,879       672,587    13,050,466        11,593,002       684,280    12,277,282
                          ======================================================================================
                                               6

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

Interest expense on subordinated debentures and minority interest in earnings of the Operating Partnership are not considered in the calculation of FFO-diluted.

A reconciliation of FFO - diluted reported above to earnings from operations in the financial statements is summarized as follows:

                                             Six months ended June 30,
                                        ----------------------------------
                                            1999                   1998
                                        ----------------------------------

FFO- diluted reported above             $ 13,050,466            12,277,282
Depreciation and
  amortization of property
  and improvements                         4,667,723             4,313,290
Convertible debenture
  interest expense                           563,600               638,865
Operating Partnership
  minority interest expense                1,419,082             1,312,294
                                         ---------------------------------
Earnings from operations
  in financial statements                $ 6,400,061             6,012,833
                                         ---------------------------------

Operating results for the segments are summarized as follows for the three month periods ended June 30, 1999 and June 30, 1998:

                                                                  Three months ended June 30,
                                 ----------------------------------------------------------------------------------------
                                                     1999                                            1998
                                 ----------------------------------------------------------------------------------------
                                    Shopping          All                           Shopping         All
                                    Centers          Other         Total            Centers         Other        Total
                                 ----------------------------------------------------------------------------------------
Revenues                         $ 12,688,448       543,943      13,232,391        11,737,003      530,332     12,267,335
Expenses, exclusive
  of depreciation and
  Amortization of
  Property and Improvements         6,368,922       197,109       6,566,031         5,858,947      184,550      6,043,497
Minority interest                      77,390           971          78,361            86,185        5,025         91,210
                                 ----------------------------------------------------------------------------------------
  FFO- diluted                   $  6,242,136       345,863       6,587,999         5,791,871      340,757      6,132,628
                                 ========================================================================================


A reconciliation of FFO - diluted reported above to earnings from operations in the financial statements is summarized as follows:

                                            Three months ended June 30,
                                   --------------------------------------------
                                      1999                              1998
                                   --------------------------------------------

FFO- diluted reported above        $ 6,587,999                        6,132,628
Depreciation and
  amortization of property
  and improvements                   2,372,305                        2,195,011
Convertible debenture
  interest expense                     280,259                          311,809
Operating Partnership
  minority interest expense            710,345                          648,012
                                   --------------------------------------------
Earnings from operations
  in financial statements          $ 3,225,090                      $ 2,977,796
                                   ============================================

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

The following table sets forth information relating to the computation of basic and diluted earnings per share.



                                                                               Six months ended June 30, Three months ended June 30,
                                                                                1999              1998     1999              1998
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
 Earnings before extraordinary loss                                           $ 6,400,061    6,105,270    3,225,090       3,002,283
   Dividends on unvested restricted share awards                                 (147,437)    (153,595)     (75,405)        (76,928)
                                                                              -------------------------   -------------------------
Numerator for basic earnings per share--earnings available to common
      shareholders                                                              6,252,624    5,951,675    3,149,685       2,925,355
   Adjustment to dividends on restricted share awards                                   -        3,528            -             194
   Interest on subordinated debentures                                            563,600            -      280,259               -
                                                                              ------------------------    -------------------------
Numerator for diluted earnings per share--earnings available to common
shareholders                                                                  $ 6,816,224    5,955,203    3,429,944       2,925,549
                                                                              ========================    =========================

Denominator:
 Denominator for basic earnings per share--weighted average shares outstanding 14,087,355   14,269,910   14,038,843      14,316,793
 Effect of dilutive securities:
   Subordinated debentures                                                      1,313,905            -    1,313,909               -
   Unvested portion of restricted share awards and share options                   20,241       88,912       26,811          84,029
 Denominator for diluted earnings per share--weighted average shares
   outstanding                                                                 15,421,501   14,358,822   15,379,563      14,400,822
                                                                              ========================    =========================

Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. During the six months ended June 30, 1999, $135,000 in debentures were converted to 12,855 common shares of beneficial interest. During the six months ended June 30, 1998, $2,130,000 in debentures were converted to 202,846 common shares of beneficial interest. The balance of the debentures, at June 30, 1999, of $13,796,000, if fully converted, would produce an additional 1,313,905 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.


Shareholders' Equity

During the six months ended June 30, 1999, shareholders' equity changed for the following items:

    -    Net earnings of $6,400,061
    -    Dividends paid of $7,466,037
    -    Other changes, net, of $1,639,258 primarily due to share repurchases.

Part I. FINANCIAL INFORMATION
ITEM 2.

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results compares each of the Company's two business segments for the six and three month periods ended June 30, 1999 with those for the six and three month periods ended June 30, 1998.

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

Comparison of six months ended June 30, 1999 to six months ended June 30, 1998

Operating Results- Shopping Centers

Operating results of shopping center properties are summarized as follows (in thousands):

                                                                                                    1999               1998
                                                                                                  --------            ------
Revenues                                                                                          $ 25,197            23,037
Operating and interest expenses, exclusive of depreciation and amortization                         13,214            11,913
Depreciation and amortization                                                                        4,434             4,089
Minority interest                                                                                    1,587             1,482
                                                                                                  --------            ------
Earnings from operations                                                                          $  5,962             5,553
                                                                                                  ========            ======

Revenues from shopping centers increased by $2,160,000 in 1999, due primarily to the operations of five properties acquired in 1999 and 1998 ($1,441,000), the completion of two redevelopment projects ($447,000) and other net rental and occupancy increases, partially offset by the disposition of a property in 1998 ($208,000).

Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $1,301,000 in 1999, due primarily to the acquisitions and redevelopments referred to above ($1,290,000). Depreciation and amortization expense increased by $345,000 in 1999, due primarily to the acquisitions referred to above.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

                                                                                                  1999                  1998
                                                                                               -------                 -----
Revenues                                                                                       $ 1,057                 1,055
Operating and interest expenses, exclusive of depreciation and amortization                        384                   361
Depreciation and amortization                                                                      234                   224
Minority interest                                                                                    1                    10
                                                                                               -------                 -----
Earnings from operations                                                                       $   438                   460
                                                                                               =======                 =====
Comparison of three months ended June 30, 1999 to three months ended June 30, 1998

Operating Results- Shopping Centers

Operating results of shopping center properties are summarized as follows (in thousands):

                                                                                                 1999                 1998
                                                                                              --------               ------
Revenues                                                                                      $ 12,688               11,737
Operating and interest expenses, exclusive of depreciation and amortization                      6,649                6,171
Depreciation and amortization                                                                    2,254                2,082
Minority interest                                                                                  787                  734
                                                                                              --------                -----
Earnings from operations                                                                      $  2,998                2,750
                                                                                              ========                =====
                                   9

Revenues from shopping centers increased by $951,000 in 1999, due primarily to the operations of two properties acquired in 1999 and 1998 ($581,000), the completion of one redevelopment project ($200,000), the completion of additional development at one property ($107,000) and other net rental and occupancy increases.

Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $478,000 in 1999, due primarily to the acquisitions and redevelopments referred to above ($638,000). Depreciation and amortization expense increased by $172,000 in 1999, due primarily to the acquisitions referred to above.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

                                                                                         1999                    1998
                                                                                        -----                    ----
Revenues                                                                                $ 544                     530
Operating and interest expenses, exclusive of depreciation and amortization               198                     184
Depreciation and amortization                                                             118                     113
Minority interest                                                                           1                       5
                                                                                        -----                     ---
Earnings from operations                                                                $ 227                     228
                                                                                        =====                     ===

Cash Flow Comparison

The following discussion compares the statement of cash flows information for 1999 with the information for 1998.

Net cash provided by operating activities was $13,972,000 and $11,303,000 in the six months ended June 30, 1999 and 1998, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

Net cash used in investing activities increased by $3,027,000 to $14,165,000 in 1999 from $11,138,000 in 1998. The disposition of an operating property in 1998 reduced net cash used by $4,498,000. There were no sales of properties in 1999.

Net cash provided by financing activities was $689,000 for the six months ended June 30, 1999 in comparison to net cash used in financing activities of
$6,200,000 for the six months ended June 30, 1998. The net increase of $6,889,000 in 1999 was due primarily to a combination of increased credit line borrowings ($4,500,000, after considering a related mortgage loan payoff in
1998) and net cash provided from refinancing a shopping center ($1,800,000) partially offset by increased purchases of common shares of beneficial interest under the Company's share purchase plan ($1,900,000).

Year 2000 Issue

The year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous data or fail.

As a result of the Company's normal upgrade and replacement processes, it has been determined that all existing network and desktop equipment is year 2000 compliant. The Company's current mission critical, property management and financial reporting software has also been modified to be year 2000 compliant. However, the Company has made the determination that it will undertake the implementation of new property management and financial reporting software. The Company plans to complete the implementation during the fourth quarter of 1999. The Company has determined that all non-mission critical software is year 2000 compliant. As the Company owns primarily community retail centers without enclosed common areas, the use of this technology is very limited and management does not believe that the year 2000 issue will pose significant problems in these systems. The Company expects that the costs to specifically remediate year 2000 information technology issues will not be significant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk- There have been no material changes in the Company's market risk information since December 31, 1998.

Part II. OTHER INFORMATION



Item 1.Legal Proceedings - In the ordinary course of business, the company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders was held on May 14, 1999. Elected to serve as trustees for the ensuing year and until the election and qualification of their successors were:
Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, David F. Benson, and Jack H. Pechter.

Matter Voted Upon                           For       Against       Withheld
-----------------                           ---       -------       --------

1.   Election of Trustee:
          Marc P. Blum                   12,571,246       -          54,244
          Robert A. Frank                12,574,485       -          51,005
          LeRoy E. Hoffberger            12,571,445       -          54,045
          F. Patrick Hughes              12,577,618       -          47,872
          M. Ronald Lipman               12,578,495       -          46,995
          Daniel S. Stone                12,579,518       -          45,972
          David F. Benson                12,571,471       -          54,019
          Jack H. Pechter                12,575,048       -          50,442

2.   Proposal to approve the appointment
of KPMG LLP as the independent certified
public accountants of MART for the fiscal
year ending December 31, 1999:           12,541,556    63,750        20,184

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

                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                      (In thousands, except per share data)


                                                                                        Six Months                 Three Months
                                                                                      Ended June 30,              Ended June 30,
                                                                                 ---------------------        -------------------
                                                                                    1999         1998          1999          1998
                                                                                 ---------------------        -------------------
Revenues                                                                         $   26,254     24,092        13,232       12,267

Net Earnings                                                                     $    6,400      6,072         3,225        3,002
Net Earnings per share - basic and diluted                                       $     0.44       0.41          0.22         0.20

OTHER FINANCIAL DATA:
--------------------------------------------------------------------------------

FFO - diluted (1)                                                                $   13,050     12,277         6,587        6,133

Weighted average number of shares outstanding - FFO diluted                          18,676     19,086        18,681       19,072

SELECTED CASH FLOW DATA:
--------------------------------------------------------------------------------

Net cash flow provided by operating activities                                   $   13,972     11,303
Net cash flow used in investing activities                                          (14,165)   (11,138)
Net cash flow provided by (used in) financing activities                                689     (6,200)

RECONCILIATION OF NET EARNINGS TO FFO-DILUTED
--------------------------------------------------------------------------------

Net earnings                                                                     $    6,400      6,072         3,225        3,002
  Depreciation and amortization on real estate assets                                 4,668      4,313         2,372        2,195
  Gain (loss) on properties                                                               -        (92)            -          (24)

  Extraordinary loss on early extinguishment of debt                                      -         33             -            -
  Operating Partnership minority interest expense                                     1,419      1,312           710          648
  Convertible debenture interest expense                                                563        639           280          312
                                                                                ----------------------       --------------------
FFO-diluted                                                                      $   13,050     12,277         6,587        6,133
                                                                                ======================       ====================



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


--------------------------------------------------------------------------------
Item 6. Exhibits and Reports on From 8-K - None

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                MID-ATLANTIC REALTY TRUST AND
                                SUBSIDIARIES
                                (Registrant)





Date:    7/28/99                     /s/ F. Patrick Hughes
      ------------------             ------------------------------------------
                                     F. Patrick Hughes
                                     President
                                     Chief Executive Officer





Date:    7/28/99                     /s/ Janice C. Robinson
      -------------------            -------------------------------------------
                                     Janice C. Robinson
                                     Vice President and Controller