Form 10-Q
period 1999-09-30
MID ATLANTIC REALTY TRUST
filed 1999-10-29
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended                     September 30, 1999
                                                   ----------------------------
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
(Amended by Exch Act Rel No. 312905.  Eff 4/26/93)

Commission file Number      1-12286
                          -----------------------------------------------------

                         Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Maryland                                         52-1832411
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland      21093
-------------------------------------------------------- ----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (410) 684-2000
                                                       -----------------------


________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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


14,184,725 Common Shares were outstanding as of October 28, 1999.

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

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.  OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                             As of,
                                                                            -------------------------------------
                                                                            September 30, 1999  December 31, 1998
                                                                            -------------------------------------
                                                                                 (UNAUDITED)
ASSETS
---------------
Properties:

     Operating properties                                                $       367,064,049              345,188,953
       Less accumulated depreciation and amortization                             57,650,773               50,540,094
                                                                         --------------------------------------------
                                                                                 309,413,276              294,648,859
     Development operations                                                        4,631,017               11,281,252
     Property held for development or sale                                         5,425,891                5,422,705
                                                                         --------------------------------------------
                                                                                 319,470,184              311,352,816

     Cash and cash equivalents                                                       681,519                  611,107
     Notes and accounts receivable - tenants and other                             2,600,315                1,504,951
     Prepaid expenses and deposits                                                 3,125,237                2,381,137
     Deferred financing costs                                                      1,997,044                1,158,606
                                                                         --------------------------------------------
                                                                         $       327,874,299              317,008,617
                                                                         ============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------
Liabilities:
     Accounts payable and accrued expenses                               $         5,957,923                6,306,471
     Notes payable                                                                25,000,000               18,400,000
     Construction loan payable                                                     9,000,000                9,000,000
     Mortgages payable                                                           136,702,844              125,401,850
     Convertible subordinated debentures                                          13,596,000               13,931,000
     Deferred income                                                                 603,388                  743,284
                                                                         --------------------------------------------
                                                                                 190,860,155              173,782,605
                                                                         --------------------------------------------

Minority interest in consolidated joint ventures                                  36,729,663               38,734,953
                                                                         --------------------------------------------


Shareholders' equity:
     Preferred shares of beneficial interest, $.01 par value,
       Authorized 2,000,000 shares, issued and outstanding, none                           -                        -
     Common shares of beneficial interest, $.01 par value,
       Authorized 100,000,000 shares, issued and outstanding 14,228,725 and
       14,495,045, respectively                                                      142,287                  144,950
     Additional paid-in capital                                                  129,030,179              131,368,001
     Distributions in excess of accumulated earnings                             (28,887,985)             (27,021,892)
                                                                         --------------------------------------------
                                                                                 100,284,481              104,491,059
                                                                         --------------------------------------------

                                                                         --------------------------------------------
                                                                         $       327,874,299              317,008,617
                                                                         ============================================
See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                               Nine Months Ended                             Three Months Ended
                                                                 September 30,                                  September 30,
                                      -------------------------------------------------------     ----------------------------------
                                                           1999                1998                      1999             1998
                                      -------------------------------------------------------     ----------------------------------


REVENUES:
     Rentals                                        $     33,061,179               30,775,729      $     10,999,226      10,393,557
     Tenant Recoveries                                     6,008,055                5,289,009             2,013,983       1,823,158
     Other                                                   419,297                  349,448               221,180         105,740
                                                    -----------------------------------------      ---------------------------------
                                                          39,488,531               36,414,186            13,234,389      12,322,455
                                                    -----------------------------------------      ---------------------------------
EXPENSES:
     Interest                                             10,342,289                8,855,358             3,625,139       2,965,536
     Depreciation and amortization
        of property and improvements                       7,108,936                6,692,418             2,441,213       2,379,128
     Operating                                             8,275,323                7,571,106             2,732,166       2,644,114
     General and administrative                            1,981,152                2,065,695               643,050         608,816
                                                    -----------------------------------------      ---------------------------------
                                                          27,707,700               25,184,577             9,441,568       8,597,594
                                                    -----------------------------------------      ---------------------------------

EARNINGS FROM OPERATIONS
    BEFORE MINORITY INTEREST                              11,780,831               11,229,609             3,792,821       3,724,861

Minority Interest                                         (2,474,827)              (2,237,530)             (886,879)       (745,617)
                                                    -----------------------------------------      ---------------------------------

EARNINGS FROM OPERATIONS                                   9,306,004                8,992,079             2,905,942      2,979,244

Gain (loss) on properties                                          -                   92,431                     -             (5)
                                                    -----------------------------------------      ---------------------------------

EARNINGS BEFORE EXTRAORDINARY LOSS                         9,306,004                9,084,510             2,905,942      2,979,239

Extraordinary loss from early
   extinguishment of debt                                          -                  (32,984)                    -              -
                                                    -----------------------------------------      ---------------------------------

NET EARNINGS                                        $      9,306,004                9,051,526      $      2,905,942      2,979,239
                                                    =========================================      =================================

NET EARNINGS PER SHARE - BASIC AND DILUTED:
Earnings before extraordinary loss                  $           0.65                     0.62      $           0.20           0.20
Extraordinary loss on early extinguishment of debt                 -                        -                     -              -
                                                    -----------------------------------------      ---------------------------------
Net earnings                                        $           0.65                     0.62      $           0.20           0.20
                                                    =========================================      =================================





See accompanying notes to consolidated financial statements.

         MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                         (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                              ------------------------------------------
                                                                       1999               1998
                                                              ------------------------------------------

Cash flows from operating activities:
     Net earnings                                             $      9,306,004           9,051,526
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization                                 7,108,936           6,692,418
       Minority interest in earnings, net                            2,474,827           2,230,182
       Amortization of deferred financing costs                        219,097             200,963
       Gain on properties                                                    -             (92,431)
       Changes in operating assets and liabilities:
         Increase in operating assets                               (1,839,464)         (2,437,120)
         (Decrease) increase in operating liabilities                 (488,444)            716,255
       Other, net                                                      315,954             205,578
          Total adjustments                                          7,790,906           7,515,845
                                                              ------------------------------------------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES          17,096,910          16,567,371
                                                              ------------------------------------------
Cash flows from investing activities:
     Acquisitions of and additions to properties                   (13,717,799)        (20,981,686)
     Proceeds from sales of properties                                       -           4,498,017
     Payments to minority partners                                  (5,860,025)         (2,786,902)
     Receipts from minority partners                                         -             335,012
                                                              ------------------------------------------

                NET CASH USED IN INVESTING ACTIVITIES              (19,577,824)        (18,935,559)
                                                              ------------------------------------------

Cash flows from financing activities:
     Proceeds from notes payable                                    65,300,000          26,076,308
     Principal payments on notes payable                           (58,700,000)         (8,010,450)
     Proceeds from mortgages payable                                22,700,000                   -
     Principal payments on mortgages payable                       (11,399,006)         (8,633,394)
     Additions to deferred financing costs                          (1,027,499)            (30,792)
     Shares repurchased                                             (3,150,224)         (3,583,774)
     Dividends paid                                                (11,172,098)        (10,937,784)
     Other, net                                                            153             (26,832)
                                                              ------------------------------------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          2,551,326          (5,146,718)
                                                              ------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    70,412          (7,514,906)

CASH AND CASH EQUIVALENTS, beginning of period                         611,107       8,427,217,107
                                                              ------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                      $        681,519             912,311
                                                              ==========================================

=========================================================
Schedule of noncash investing and financing activities
=========================================================
     Conversion of subordinated debentures,
          net of deferred financing costs                              328,019           2,696,476
     Mortgages payable assumed                                               -          16,171,755
     Operating Partnership Units issued                       $      1,379,908                   -
                                                              ==========================================


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

Description of Business

The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.
     The Company has an equity interest in 33 operating shopping centers, 27 of which are wholly owned by the Company and six in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 147 acres, which it is holding for development or sale.
     All of MART's interests in properties are held directly or indirectly by, and substantially all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 81% of the Units at September 30, 1999.

Consolidated Financial Statements

The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the nine and three month periods ended September 30, 1999 and September 30, 1998 and the consolidated statements of cash flows for the Company for the nine month periods ended September 30, 1999 and September 30, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

     Operating results for the segments are summarized as follows for the nine month periods ended September 30, 1999 and 1998:

                                                              Nine months ended September 30,
                             -------------------------------------------------------------------------------------------------------
                                                  1999                                                       1998
                             -------------------------------------------------------------------------------------------------------

                                Shopping           All                                         Shopping       All
                                 Centers          Other             Total                      Centers       Other        Total
                             -----------------------------------------------                ----------------------------------------
Revenues                      $    37,921,088    1,567,443        39,488,531                34,814,538    1,599,648     36,414,186
Expenses, exclusive
  of depreciation and
  amortization of
  property and
  improvements                     19,171,631      583,572        19,755,203                17,015,319      551,560     17,566,879
Minority interest                     342,057        3,224           345,281                   264,599       11,258        275,857
                              ------------------------------------------------------------------------------------------------------
     FFO-diluted              $    18,407,400      980,647        19,388,047                17,534,620    1,036,830     18,571,450
                              ======================================================================================================


                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

     Interest expense on subordinated debentures and minority interest in earnings of the Operating Partnership are not considered in the calculation of FFO-diluted.

     A reconciliation of FFO - diluted reported above to earnings from operations in the financial statements is summarized as follows:


                                                               Nine months ended September 30,
                                             ---------------------------------------------------------------
                                                  1999                                            1998
                                             ---------------------------------------------------------------

FFO- diluted reported above                  $        19,388,047                                 18,571,450
Depreciation and
  amortization of property
  and improvements                                     7,108,936                                  6,692,418
Convertible debenture
  interest expense                                       843,561                                    925,280
Operating Partnership
  minority interest expense                            2,129,546                                  1,961,673
Earnings from operations                     ---------------------------------------------------------------
  in financial statements                    $         9,306,004                                  8,992,079
                                             ---------------------------------------------------------------

     Operating results for the segments are summarized as follows for the three month periods ended September 30, 1999 and 1998:

                                                                            Three months ended September 30,
                              --------------------------------------------------------------------------------------------------
                                                  1999                                                   1998
                              --------------------------------------------------------------------------------------------------
                                Shopping           All                                    Shopping        All
                                 Centers          Other           Total                    Centers       Other        Total
                              -------------------------------------------              -----------------------------------------

Revenues                      $    12,724,565    509,824       13,234,389               11,777,115      545,340      12,322,455
Expenses, exclusive
  of depreciation and
  amortization of
  property and
  improvements                      6,521,163    199,231        6,720,394                5,740,431      191,620       5,932,051
Minority interest                     173,881      2,533          176,414                   95,070        1,168          96,238
                              --------------------------------------------------------------------------------------------------
     FFO- diluted             $     6,029,521    308,060        6,337,581                5,941,614      352,552       6,294,166
                              ==================================================================================================


A reconciliation of FFO - diluted reported above to earnings from operations in the financial statements is summarized as follows:


                                                        Three months ended September 30,
                                             -----------------------------------------------------------
                                                  1999                                      1998
                                             -----------------------------------------------------------


FFO- diluted reported above                  $          6,337,581                              6,294,166
Depreciation and
  amortization of property
  and improvements                                      2,441,213                              2,379,128
Convertible debenture
  interest expense                                        279,961                                286,415
Operating Partnership
  minority interest expense                               710,465                                649,379
Earnings from operations                     -----------------------------------------------------------
  in financial statements                     $         2,905,942                         $    2,979,244
                                             ===========================================================

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

    The following table sets forth information relating to the computation of basic and diluted earnings per share.

                                                                        Nine months ended               Three months ended
                                                                           September 30,                    September 30,
                                                                       1999          1998               1999         1998
------------------------------------------------------------------------------------------------------------------------------------

Numerator:
  Earnings before extraordinary loss                            $ 9,306,004        9,084,510          2,905,942         2,979,239
    Dividends on unvested restricted share awards                  (222,843)        (230,524)           (75,405)          (76,929)
                                                                -----------------------------         ----------------------------
  Numerator for basic earnings per share--earnings available      9,083,161        8,853,986          2,830,537         2,902,310
        to common shareholders
    Adjustment to dividends on restricted share awards                    -                -                  -                 -
    Interest on subordinated debentures                             843,561                -            279,961                 -
  Numerator for diluted earnings per share--earnings available
        to common shareholders                                  $ 9,926,722        8,853,986          3,110,498         2,902,310
                                                                =============================         ============================

Denominator:
  Denominator for basic earnings per share--weighted average
        shares outstanding                                       14,054,578       14,269,982         13,990,074        14,270,130
  Effect of dilutive securities:
    Subordinated debentures                                       1,294,862                -          1,307,704                 -
    Unvested portion of restricted share awards and share options    18,043           69,432             13,476            43,242
                                                                 ----------------------------         -----------------------------
  Denominator for diluted earnings per share--weighted average
        shares outstanding                                       15,367,483       14,339,414         15,311,254        14,313,372
                                                                 ============================        ============================


Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. During the nine months ended September 30, 1999, $335,000 in debentures were converted to 31,902 common shares of beneficial interest. During the nine months ended September 30, 1998, $2,771,000 in debentures were converted to 263,891 common shares of beneficial interest. The balance of the debentures, at September 30, 1999, of $13,596,000, if fully converted, would produce an additional 1,294,862 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.


Shareholders' Equity

During the nine months ended September 30, 1999, shareholders' equity changed for the following items:

     -    Net earnings of $9,306,004
     -    Dividends paid of $11,172,098
     -    Other changes, net, of $2,340,484  primarily due to share repurchases.

Part I. FINANCIAL INFORMATION
ITEM 2.

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results compares each of the Company's two business segments for the nine and three month periods ended
September 30, 1999 with those for the nine and three month periods ended September 30, 1998.
     Management believes that a segment analysis provides the most effective means of understanding the business. The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. As required by the Statement, segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Comparison of nine months ended September 30, 1999 to nine months ended September 30, 1998

Operating Results- Shopping Centers

Operating results of shopping center properties are summarized as follows (in thousands):

                                                                                  1999               1998
                                                                              -------------      ------------
Revenues                                                                       $    37,921        34,815
Operating and interest expenses, exclusive of depreciation and amortization         20,014        17,941
Depreciation and amortization                                                        6,757         6,355
Minority interest                                                                    2,472         2,226
                                                                               -----------        ------
Earnings from operations                                                       $     8,678         8,293
                                                                               ===========        ======


     Revenues  from  shopping  centers  increased  by  $3,106,000  in 1999,  due primarily to the operations of five properties acquired in 1999 and 1998 ($2,067,000), the completion of two redevelopment projects ($593,000) and other net rental and occupancy increases, partially offset by the disposition of a property in 1998 ($210,000).

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $2,073,000 in 1999, due primarily to the acquisitions and redevelopments referred to above ($1,788,000). Depreciation and amortization expense increased by $402,000 in 1999, due primarily to the acquisitions referred to above.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):


                                                                                  1999             1998
                                                                               ---------        ---------
Revenues                                                                        $   1,568           1,599
Operating and interest expenses, exclusive of depreciation and amortization           585             552
Depreciation and amortization                                                         352             337
Minority interest                                                                       3              11
                                                                                ---------       ---------
Earnings from operations                                                        $     628             699
                                                                                =========       =========

Comparison of three months ended September 30, 1999 to three months ended September 30, 1998

Operating Results- Shopping Centers

Operating results of shopping center properties are summarized as follows (in thousands):



                                                                                 1999                1998
                                                                              ----------          ----------
Revenues                                                                       $  12,724              11,777
Operating and interest expenses, exclusive of depreciation and amortization        6,802               6,027
Depreciation and amortization                                                      2,323               2,266
Minority interest                                                                    883                 744
                                                                              ----------          ----------
Earnings from operations                                                       $   2,716               2,740
                                                                              ==========          ==========

     Revenues from shopping centers increased by $947,000 in 1999, due primarily to the operations of two properties acquired in 1999 and 1998 ($582,000), the completion of one redevelopment project ($346,000), the completion of additional development at one property ($33,000) and other net rental and occupancy increases.
     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $775,000 in 1999, due primarily to the acquisitions and redevelopments referred to above ($424,000). Depreciation and amortization expense increased by $57,000 in 1999, due primarily to the acquisitions referred to above.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):


                                                                                     1999                1998
                                                                                --------------      --------------
Revenues                                                                        $         510                 545
Operating and interest expenses, exclusive of depreciation and amortization               199                 191
Depreciation and amortization                                                             118                 113
Minority interest                                                                           3                   2
                                                                                --------------      --------------
Earnings from operations                                                        $         190                 239
                                                                                ==============      ==============

Cash Flow Comparison

The following discussion compares the statement of cash flows information for 1999 with the information for 1998.

     Net cash provided by operating activities was $17,097,000 and $16,567,000 in the nine months ended September 30, 1999 and 1998, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash used in investing activities increased by $642,000 to $19,578,000 in 1999 from $18,936,000 in 1998. This was due primarily to higher payments to minority partners in 1999 ($3,408,000) offset by a higher level of operating property acquisitions in 1998 ($2,766,000).

     Net cash  provided by  financing  activities  was  $2,551,000  for the nine months ended September 30, 1999 in comparison to net cash used in financing activities of $5,147,000 for the nine months ended September 30, 1998. The net increase of $7,698,000 in 1999 was due primarily to financing one shopping center ($11,100,000) and refinancing another shopping center ($1,800,000) partially offset by reduced credit line borrowings in 1999 ($4,365,000, after considering a related mortgage loan payoff in 1998).

Year 2000 Issue

     The year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. Systems that do not properly recognize such information could generate erroneous data or fail.
     As a result of the Company's normal upgrade and replacement processes, it has been determined that all existing network and desktop equipment is year 2000 compliant. The Company's current mission critical, property management and financial reporting software has also been modified to be year 2000 compliant. However, the Company is implementing a new property management and financial reporting software. The Company plans to complete the implementation during the fourth quarter of 1999. The Company has determined that all non-mission critical software is year 2000 compliant. As the Company owns primarily community retail centers without enclosed common areas, the use of this technology is very limited and management does not believe that the year 2000 issue will pose significant problems in these systems. The Company expects that the costs to specifically remediate year 2000 information technology issues will not be significant.
     The Company believes the "most reasonably likely worst case scenario" exposure to be indirect in nature involving vendors, suppliers, and tenants. Currently, management does not believe it is practical to measure the effects of potential complications. The Company will continually monitor and evaluate these areas and develop contingency plans on an as needed basis.

                            MID-ATLANTIC REALTY TRUST
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTIN UED


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

                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
                      (In thousands, except per share data)

                                                                       Nine months ended                      Three months ended
                                                                         September 30,                           September 30,
                                                               --------------------------------         ----------------------------
                                                                    1999              1998                   1999             1998
                                                               --------------------------------         ----------------------------
Revenues                                                          $   39,489            36,414                13,234       12,322


Net Earnings                                                      $    9,306             9,051                 2,906        2,979
Net Earnings per share - basic and diluted                        $     0.65              0.62                  0.20         0.20

OTHER FINANCIAL DATA:
---------------------------------------

FFO - diluted (1)                                                 $   19,388            18,571                 6,338        6,294

Weighted average number of shares outstanding - FFO diluted           18,680            19,023                18,707       18,910

SELECTED CASH FLOW DATA:
---------------------------------------

Net cash flow provided by operating activities                    $   17,097            16,567
Net cash flow used in investing activities                           (19,578)          (18,936)
Net cash flow provided by (used in) financing activities               2,551            (5,147)

RECONCILIATION OF NET EARNINGS TO FFO-DILUTED
---------------------------------------------

Net earnings                                                      $    9,306             9,052                 2,906        2,979
     Depreciation and amortization on real estate assets               7,109             6,692                 2,442        2,379
    Gain on properties                                                     -               (92)                    -            -
     Extraordinary loss on early extinguishment of debt                    -                33                     -            -
     Operating Partnership minority interest expense                   2,130             1,962                   710          649
     Convertible debenture interest expense                              843               924                   280          287
                                                                  ----------------------------           -------------------------
FFO-diluted                                                       $   19,388            18,571                 6,338        6,294
                                                                  ============================           =========================


(1) Funds from operations as defined by the National Association of Real Estate Investment Trust, Inc. (NAREIT)--Funds from operations means net income
(computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for minority interests and to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity.


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






                                              MID-ATLANTIC REALTY TRUST AND
                                              SUBSIDIARIES
                                              (Registrant)



Date:   10/29/99                                  /s/ F. Patrick Hughes
                                                  -----------------------------
                                                  F. Patrick Hughes
                                                  President
                                                  Chief Executive Officer







Date:   10/29/99                                  /s/ Janice C. Robinson
                                                  -----------------------------
                                                  Janice C. Robinson
                                                  Vice President and Controller