Form 10-K
period 1999-12-31
MID ATLANTIC REALTY TRUST
filed 2000-03-23
CIK 909298


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee Required].
     For the fiscal year ended December 31, 1999

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES                       to
    EXCHANGE ACT OF 1934 [No Fee Required] for the transition period from  ------------------     --------------

                         Commission file Number: 1-12286

                            Mid-Atlantic Realty Trust
             (Exact name of registrant as specified in its charter)

          Maryland                                                                  52-1832411
-------------------------------                                               -----------------------
(State or other jurisdiction of                                                 (I.R.S. Employer
incorporation or organization)                                                  Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland                              21093
--------------------------------------------------------                      -----------------------
(Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code                                (410) 684-2000
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

                                (Title of Class)
                                 --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934
during the preceding 12 months (or for such shorter  period that the  registrant was  required  to file such  reports),  and (2) has been  subject to such filing requirements for the past 90 days.

                 _____X_____ Yes  _________No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of March 10, 2000, 13,912,372 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $9.00 closing price on that date) held by non-affiliates was approximately $125,211,348.

                       Documents Incorporated by Reference

The definitive proxy statement with respect to the 2000 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

                                     PART I

ITEM 1 - BUSINESS

Background

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

         The Company has an equity interest in 33 operating shopping centers, 27 of which are wholly owned by the Company and six in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the "Properties". The Properties have a gross leasable area of approximately 4,629,000 square feet, of which approximately 93% was leased at December 31, 1999. Of these Properties, approximately 99% of the gross leasable area is in the states of Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company also owns seven undeveloped parcels of land totaling approximately 147 acres and varying in size from three to sixty-four acres.

         All of MART's interests in the Properties are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through the Operating Partnership. Units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or common shares of beneficial interest in MART at the option of the Company on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 1999.

         The business of the Company is not materially affected by seasonal factors. Although construction may be affected to some extent by inclement weather conditions, usually during winter months, revenues from income producing properties held for investment are usually not affected significantly by such conditions.

         The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and financing. The industry is extremely fragmented and there are no principal methods of competition. However, the ability to compete is dependent in part upon the ability to identify and acquire and/or develop appropriate real estate investment opportunities in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company's position in the industry. In addition, certain of the Company's real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital and its reputation.

         The  Company  has  61  full  time   employees  and  believes  that  its
relationship with its employees is good.

ITEM 2 - PROPERTIES

The following schedule describes the Company's commercial and other properties as of December 31, 1999.

                                                                               Gross
                                                                  Year(s)    Leasable
                                          Percent       Year      Built/        Area    Percent
                                         Ownership    Acquired  Redeveloped  ( Sq. Ft.) Leased    Major Tenants
                                         ---------    --------  -----------  ---------- ------    -------------

SHOPPING CENTER PROPERTIES (1)

MARYLAND
      Baltimore Metropolitan Area:
Harford Mall and Business Center (2)        100%        1972    1972/1984-96   613,000    97%     Hecht's, Montgomery Ward, Best
                                                                                                  Buy

Arundel Plaza Shopping Center               67%         1997     1967/1998     250,000   100%     Giant Food, Lowe's Home Center

Lutherville Station Shopping Center (3)     100%        1993     1969/1997     285,000    59%     Metro Food Market, Circuit City

North East Station Shopping Center          100%        1989       1998/-      79,000     97%     Food Lion, Sears

Timonium Shopping Center                    100%        1997       1962/-      207,000    95%     Ames, Loews Theaters, Blockbuster

Perry Hall Shopping Center                  100%        1997     1965/1996     195,000    89%     Metro Food Market (on own pad),
                                                                                                     Rite Aid, Frank's Nursery &
                                                                                                     Crafts

Enchanted Forest Shopping Center            100%        1997       1992/-      140,000    93%     Safeway, Petco

Wilkens Beltway Plaza Shopping Center       93%        1981*      1985-87/     132,000    97%     Giant Food, Provident Bank,
                                                                 1991/1995                            Radio Shack

New Town Village Shopping Center            100%       1995*       1995/-      118,000    96%     Giant Food, Blockbuster,
                                                                                                      Starbucks

Ingleside Shopping Center                   100%        1997     1963/1996     115,000   100%     Safeway, Rite Aid, Allfirst
                                                                                                     Bank, Blockbuster

Shawan Plaza Shopping Center                100%        1997       1991/-      95,000    100%     Giant Food, Nationsbank,
                                                                                                      Provident Bank

Glen Burnie Village Shopping Center         100%        1997       1972/-      94,000     74%     Rite Aid, Firestone, Allfirst
                                                                                                      Bank, West Marine

York Road Plaza Shopping Center             100%       1967*     1967/1996     91,000     97%     Giant Food, Firestone, Starbucks,
                                                                                                      Boston Market

Radcliffe Shopping Center at Towson         100%        1997     1988/1993     82,000    100%     CVS Drug, CompUSA, Linens N'
                                                                                                      Things, Bryn Mawr Stereo

Rosedale Plaza Shopping Center              100%        1989       1972/-      40,000     74%     A&P (Super Fresh), Exxon, Rite Aid

Patriots Plaza Shopping Center (3)          50%        1984*       1984/-      67,000     65%     Denny's, Dunkin Donuts

Rolling Road Plaza Shopping Center          100%       1973*     1973/1994     63,000     97%     AMF, Firestone

Timonium Crossing Shopping Center           100%        1997     1986/1996     60,000     96%     Bibelot, Cosmetic Center

Club Centre at Pikesville Shopping          100%        1997       1990/-      44,000     92%     Blockbuster

      Easton:
Shoppes at Easton Shopping Center           100%        1994       1994/-      113,000   100%     Giant Food, Wal-Mart (on own pad)

DELAWARE
      Wilmington:
Brandywine Commons Shopping Center (3)      100%        1995       1992/-      166,000   100%     Shop Rite, Office Depot,
                                                                                                      Sports Authority
      Milford:
Milford Commons Shopping Center             100%        1997        1994       61,000    100%     Food Lion, Remco
                                                                                                         Wal-Mart (on own pad)




ITEM 2 - PROPERTIES     (CONTINUED)

                                                                               Gross
                                                                  Year(s)    Leasable
                                          Percent       Year      Built/        Area    Percent
                                         Ownership    Acquired  Redeveloped  ( Sq. Ft.) Leased    Major Tenants
                                         ---------    --------  -----------  ---------- ------    -------------

PENNSYLVANIA
      Bethlehem:
Saucon Valley Square                       89%        1999        1998       81,000        100%      A&P (Super Fresh), Blockbuster

      Chambersburg:
Wayne Avenue Plaza Shopping Center         100%       1998     1990/1993     121,000        98%      Giant Food (of Carlisle), CVS
                                                                                                        Blockbuster
      Waynesboro:
Wayne Heights Plaza Shopping Center        100%       1998       1975/-      107,000        90%      Martins (Giant of Carlisle),
                                                                                                        Ames, Eckerd Drug

MASSACHUSETTS
      Pittsfield:
Del Alba Plaza Shopping Center             100%       1998       1995/-       70,000       100%      Stop & Shop, First Mass Bank

NEW YORK
      Colonie:
Colonie Plaza Shopping Center              100%       1987*      1987/-       140,000       88%      Price Chopper, Consolidated
                                                                                                        Stores

      East Greenbush:
Columbia Plaza Shopping Center             100%       1988*     1988/1997     133,000       93%      Price Chopper, Ben Franklin

VIRGINIA
      Burke:
Burke Town Plaza Shopping Center (3)       100%       1979*    1979-1982/1997 116,000       88%      Safeway, CVS Drug

      Fredericksburg:
Spotsylvania Crossing Shopping Center      93%        1987*     1987/1991     142,000       93%      Giant Food (on own pad), Kmart,
                                                                                                         Fashion Bug
      Harrisonburg:
Skyline Village Shopping Center            100%       1988*     1988/1992     127,000      100%      Richfood, Toys "R" Us

      Manassas:
Sudley Towne Plaza Shopping Center         100%       1984*       1984/-      108,000      100%      Burlington Coat Factory

      Dale City:
Smoketown Plaza Shopping Center            93%        1987*     1987/1994     176,000       92%      Hub Furniture, Frank's Nursery
                                                                                                        & Crafts




                                                                               Gross
                                                                  Year(s)    Leasable
                                          Percent       Year      Built/        Area    Percent
                                         Ownership    Acquired  Redeveloped  ( Sq. Ft.) Leased    Major Tenants
                                         ---------    --------  -----------  ---------- ------    -------------


OTHER RETAIL AND COMMERCIAL PROPERTIES (4)

MARYLAND
      Baltimore Metropolitan Area:
Orchard Square Medical Office               100%       1997       1988/-      28,000         84%      N/A

Southwest Mixed Use Property                100%       1968*     1968/1984    25,000        100%      Shell Oil, Otis, Potomac Air
                                                                                                       Gas

      Other:
Waldorf Property                            100%       1979*      1979/-      31,000        100%      AMF, Firestone

Clinton Property (3)                        100%       1971*      1971/-      29,000        100%      AMF, Suburban Bank

ILLINOIS
Chicago Property                            100%       1978       1963/-      37,000        100%      AMF


                                                                                             Area
                                                                               Percent        in
                                                                              Ownership     Acres            Zoning
                                                                              ---------     -----            ------

UNDEVELOPED LAND

MARYLAND
      Baltimore Metropolitan Area:
Dorsey Property                                                                 100%         19.4            Commercial

Harford Property (Adjacent to Harford                                           100%          3.0            Light Industrial

Northeast Station Property                                                      100%         63.7            Commercial

Pulaski Property                                                                100%          3.0            Industrial

      Salisbury:
Northwood Industrial Park                                                        67%         16.1            Industrial

NORTH CAROLINA
      Burlington:
Burlington Commerce Park                                                        100%         34.3            Commercial

      Hillsborough:
Hillsborough Crossing                                                           100%          8.0            Commercial


------------------------

(1) Shopping centers in operation are subject to mortgage financing aggregating $134,252,869 at December 31, 1999.

(2) The Harford Mall property is subject to mortgage financing aggregating $18,994,922 at December 31, 1999. The mortgage bears interest at a rate of 9.78% and a balloon payment of $18,148,848 is due at maturity in July 2003. The mortgage allows prepayment with a penalty of the greater of 1% of the outstanding principal balance or yield maintenance.

(3) These properties are subject to ground leases; all of the land relating to the other properties listed above is owned in fee simple. The ground leases
     are         subject         to         the         following         terms:


                     Property                 Annual Rent                  Remaining Lease Term
                     --------                 -----------                  --------------------

Lutherville Station Shopping Center              $60,000        17 years plus six 10 year options
Lutherville Station Shopping Center              $26,000        47 years
Patriots Plaza Shopping Center                   $59,700         8 years plus two 10 year options
Brandywine Commons Shopping Center              $392,600        53 years plus two 10 year options
Burke Towne Plaza Shopping Center                $80,000        32 years plus three 15 year options
Clinton Property                                 $33,000        27 years plus one 45 year option


(4)  Other retail and commercial properties in operation are subject to mortgage
     financing     aggregating     $2,594,962     at    December    31,    1999.

* Developed by MART

ITEM 3 - LEGAL PROCEEDINGS

In  the  ordinary  course  of  business,   the  Company  is  involved  in  legal
proceedings. However, there are no material legal proceedings presently pending against the Company.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
MATTERS
The number of holders of record of the Company's shares was 1,065 as of March 10, 2000.

MART's common shares of beneficial interest, par value $.01 per share, ("shares"), began trading on the New York Stock Exchange on September 18, 1997, under the symbol "MRR". The following table sets forth, for the quarters indicated, the high and low closing sale prices of MART shares on the NYSE, and the cash distributions paid per share for the indicated period.



                            Closing Prices Per Share
                          1999           High         Low       Distributions
--------------------------------------------------------------------------------


First Quarter                         $  12.625       9.812         0.26
Second Quarter                           12.125      10.000         0.26
Third Quarter                            11.375      10.063         0.26
Fourth Quarter                           10.438       8.875         0.27




                          1998           High         Low      Distributions
--------------------------------------------------------------------------------


First Quarter                         $  14.750      13.062        0.25
Second Quarter                           14.187      12.250        0.25
Third Quarter                            13.500      11.312        0.25
Fourth Quarter                           13.062      11.250        0.26



     For the record shareholders of MART during the entire year per share dividends indicated were taxable as follows:

                                                                        Per Share
                                                              ==============================
                                                              1999        1998          1997
                                                              ------------------------------
Ordinary Dividends - taxable as ordinary income             $ 0.90        0.85          0.97
Capital gain distribution - taxable as capital gain            -          0.01             -
Other distribution - return of capital or
   capital gain - (depending on a shareholder's
   basis in MART shares)                                      0.15        0.15             -
                                                              ------------------------------
Total annual gross dividends per share                      $ 1.05        1.01          0.97
                                                              ==============================

Percent of total annual gross dividends per share
  -Return of capital or capital gain                          14%         15%              -
                                                              ==============================

                                      6

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.


                                                                     Years Ended December 31,
                                         1999             1998            1997            1996            1995
                                  ----------------------------------------------------------------------------------
Revenues                          $      53,346,473       49,537,130      39,152,220      32,406,300      29,593,158
                                  ----------------------------------------------------------------------------------
Earnings before cumulative
effect of changes in accounting
principle and extraordinary loss         12,751,158       12,385,861       6,819,211       3,508,709       3,165,082

Cumulative effect of change
in accounting for percentage rents                -                -               -               -         612,383
                                 -----------------------------------------------------------------------------------

Earnings before extraordinary loss       12,751,158       12,385,861       6,819,211       3,508,709       3,777,465
Extraordinary loss                                -         (32,984)       (226,873)               -               -
                                 -----------------------------------------------------------------------------------
Net earnings                      $      12,751,158       12,352,877       6,592,338       3,508,709       3,777,465
                                 -----------------------------------------------------------------------------------

Net earnings per share - basic    $            0.89             0.85            0.70            0.56            0.61
Net earnings per share - diluted               0.88             0.84            0.70            0.56            0.61
                                 -----------------------------------------------------------------------------------
Total assets                      $     328,570,661      317,008,617     298,154,555     173,278,241     182,521,299
                                 -----------------------------------------------------------------------------------


Indebtedness -

   Total mortgages, convertible
   debentures, construction
   loans, notes and loans payable $     186,593,831      166,732,850     145,660,657     133,805,495     154,020,757
                                 -----------------------------------------------------------------------------------

Funds from Operations (FFO) (1)   $      22,176,751       21,203,335      13,757,178       8,621,847       7,427,274
                                 -----------------------------------------------------------------------------------
Net cash flow:

   Provided by operating
   activities                     $      25,153,624       24,255,137      16,005,958       9,898,948      11,193,068

   (Used in) provided by
   investing activities           $     (24,175,685)      (21,668,918)    (5,995,155)      4,231,471     (23,584,229)

   (Used in) provided by
   financing activities           $      (1,441,168)      (10,402,329)    (2,597,424)    (13,631,237)     12,561,025

                                 -----------------------------------------------------------------------------------
Cash dividends paid per share     $            1.05              1.01           0.97            0.93            0.89
                                 -----------------------------------------------------------------------------------

Weighted average number
of shares outstanding:

   Basic                                 14,021,403        14,240,533      9,308,682       6,211,092       6,176,991

   Diluted                               15,337,652        15,778,727      9,360,566       6,211,092       6,176,991
                                 -----------------------------------------------------------------------------------

RECONCILIATION OF NET EARNINGS TO FFO

Net Earnings                      $      12,751,158        12,352,877      6,592,338       3,508,709       3,777,465

Depreciation                              9,557,204         8,813,251      6,954,803       5,413,737       4,983,617

Gain on life insurance proceeds                   -                 -              -               -      (1,001,787)

(Gain) loss on properties                 (131,611)             4,223       (16,836)       (300,599)         280,362

Cumulative effect of change in
     accounting for percentage rents              -                 -             -               -         (612,383)

Extraordinary loss from early
extinguishment of debt                            -            32,984       226,873               -                -
                                 -----------------------------------------------------------------------------------
FFO                               $      22,176,751        21,203,335    13,757,178       8,621,847        7,427,274
                                 -----------------------------------------------------------------------------------

          (1) The Company believes that Funds from Operations (FFO) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results. Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, and gains or losses from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REITs because they may not use the current NAREIT definition or they may interpret the definition differently.


         In 1999, NAREIT clarified the definition of FFO to address diversity in practice with respect to the treatment of nonrecurring items. Under the revised definition, FFO will include all nonrecurring items that are included in net earnings, except for gains and losses from sales of depreciable operating properties and items that are defined as extraordinary items under GAAP. The clarified definition is effective January 1, 2000 and is applicable retroactively. It will not change the Company's calculation of FFO.

Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for MART for 1999 and 1998 are summarized as follows:


                                                                     Quarter Ended
1999                                             March 31,          June 30,          September 30,      December 31,
---------------------------------------------------------------------------------------------------------------------
Revenues                                $        13,021.750         13,232,391        13,234,389         13,857,943
                                        -----------------------------------------------------------------------------
Earnings before extraordinary loss                3,174,969          3,225,090         2,905,942          3,445,157

Extraordinary loss
    from early extinguishment of debt                     -                  -                 -                  -
                                        -----------------------------------------------------------------------------
Net earnings                            $         3,174,969          3,225,090        2,905,942           3,445,157
                                        -----------------------------------------------------------------------------
Net earnings per share - basic          $              0.22               0.22             0.20                0.25

Net earnings per share - diluted        $              0.22               0.22             0.20                0.24
                                        -----------------------------------------------------------------------------


                                                                     Quarter Ended
1998                                             March 31,          June 30,          September 30,      December 31,
---------------------------------------------------------------------------------------------------------------------


Revenues                                $        11,824,395         12,267,335        12,322,456         13,122,944
                                        -----------------------------------------------------------------------------
Earnings before extraordinary loss                3,102,987          3,002,283         2,979,240          3,301,351

Extraordinary loss
    from early extinguishment of debt              (32,984)                  -                 -                  -
                                        -----------------------------------------------------------------------------
Net earnings                            $         3,070,003          3,002,283         2,979,240          3,301,351
                                        -----------------------------------------------------------------------------
Net earnings per share - basic          $              0.21               0.20              0.21               0.23

Net earnings per share - diluted        $              0.21               0.20              0.21               0.22
                                        -----------------------------------------------------------------------------



Quarterly results are influenced by a number of factors, including the timing of property acquisitions, sales and financing transactions and the completion of development/redevelopment projects.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results covers each of the Company's business segments for the years ended December 31, 1999, 1998, and 1997.

     Management believes that a segment analysis provides the most effective means of understanding the business. As discussed in Note O to the consolidated financial statements, segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting. Operating results of the segments are reconciled to earnings from operations in the financial statements in Note O.

Operating Results- Shopping Centers

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 1999, 1998 and 1997 is summarized in the following table:

                                                      Transaction
Property                                            Or Opening Date
Acquisitions
------------
Saucon Valley Square                                 March 1999
Wayne Heights                                        January 1998
Wayne Plaza                                          February 1998
Del Alba Plaza                                       September 1998
Club Centre                                          July 1997 (Note)
Enchanted Forest                                     July 1997 (Note)
Glen Burnie Village                                  July 1997 (Note)
Ingleside                                            July 1997 (Note)
Little Glen                                          July 1997 (Note)
Radcliffe Center                                     July 1997 (Note)
Shawan Plaza                                         July 1997 (Note)
Timonium Crossing                                    July 1997 (Note)
Timonium Shopping Center                             July 1997 (Note)
Arundel Plaza                                        December 1997
Milford Commons                                      December 1997

Dispositions
------------

Page Plaza                                           April 1998
Union Hills                                          March 1997
Plaza del Rio                                        May 1997

Development/Redevelopment
-------------------------

Arundel Plaza                                        March 1999
Harford Mall                                         December 1999
North East Station                                   March 1998
Lutherville Station                                  April 1998

Note - The properties acquired in July 1997 were part of a portfolio of nine shopping centers and a medical office building purchased from family members and affiliates of the Pechter family ("JHP Acquisition").


Operating results of shopping center properties are summarized as follows (in thousands):
                                        1999      1998      1997
                                 --------------------------------
Revenues                         $     51,235    47,402    34,938

Operating and interest expenses,
exclusive of depreciation and
amortization                           26,958    24,402    22,440

Depreciation and amortization           9,082     8,362     6,012

Minority interest                       3,318     3,080     1,410
                                 --------------------------------
Earnings from operations         $     11,877    11,558     5,076
                                 --------------------------------

         Revenues from shopping centers increased by $3,833,000 in 1999 and by $12,464,000 in 1998. The increase in 1999 was due primarily to the operations of the properties acquired in 1999 and 1998 ($2,101,000), the redevelopment projects completed and opened in 1999 and 1998 ($1,266,000) and other net rental and occupancy increases, partially offset by the sale of a property in 1998 ($210,000). The increase in 1998 was due primarily to a full year of operations of properties acquired in the JHP Acquisition ($7,544,000), the operations of the other properties acquired in 1998 and 1997 ($3,382,000), the operation of the two redevelopment projects which were completed in 1998 ($1,858,000), and other occupancy and net rental increases. These increases were partially offset by the sale of three properties during 1998 and 1997 ($773,000).

         Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $2,556,000 in 1999 and by $1,962,000 in 1998. The increase in 1999 was due primarily to the acquisitions and redevelopments referred to above ($2,020,000). The increase in 1998 was due primarily to the acquisitions and redevelopments referred to above ($2,348,000). Depreciation and amortization expense increased by $720,000 in 1999 and by $2,350,000 in 1998. These increases were also attributable primarily to the acquisitions and redevelopments referred to above. Minority interest expense increased by $238,000 in 1999 and by $1,670,000 in 1998. The increases were due primarily to the units of limited partnership interests issued in connection with the acquisition of Saucon Valley Square and in the JHP Acquisition.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

                                        1999      1998      1997
                                 -------------------------------
Revenues                         $     2,111     2,135     4,214

Operating and interest expenses,
exclusive of depreciation and
amortization                             889       838     1,536

Depreciation and amortization            475       451       943

Minority interest                          4        14         9
                                 -------------------------------
Earnings from operations         $       743       832     1,726
                                 -------------------------------

         Revenues from all other properties decreased by $24,000 in 1999 and by $2,079,000 in 1998. The decrease in 1998 was due primarily to the sale of the Gateway International Office project ("Gateway") in September 1997 ($2,346,000), partially offset by revenues from the medical office building acquired in the JHP Acquisition ($275,000), and other occupancy and net rental changes.

         Operating and interest expenses (exclusive of depreciation and amortization) for all other properties increased $51,000 in 1999 and decreased $698,000 in 1998. The increase in 1999 was due primarily to real estate taxes and operating costs at several properties. The decrease in 1998 was due primarily to the sale of Gateway. Depreciation and amortization increased by $24,000 in 1999 and decreased by $492,000 in 1998. The decrease in 1998 was also attributable to the sale of Gateway.

Gain (Loss) on Properties

The $132,000 gain on properties for 1999 is due primarily to the final resolution of contingencies in the sale agreements relating to properties sold in 1997. The gain on properties for 1997 includes gains on sale of various properties of approximately $1,165,000, including approximately $959,000 relating to Gateway. These gains were substantially offset by a provision for loss of $1,148,000 on a shopping center the Company sold in 1998.

Funds from Operations

         The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with GAAP, excluding cumulative effects of changes in accounting principles, extraordinary or unusual items, and gains or losses from debt restructurings and sales of property, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REITs because they may not use the current NAREIT definition or they may interpret the definition differently.

         FFO was  $22,177,000 in 1999,  $21,203,000  in 1998 and  $13,757,000 in
1997. The increases in FFO in 1999 and 1998 were due primarily to the property acquisitions and the development and redevelopment projects referred to above and higher rents from released space. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

         In 1999, NAREIT clarified the definition of FFO to address diversity in practice with respect to the treatment of nonrecurring items. Under the revised definition, FFO will include all nonrecurring items that are included in net earnings, except for gains and losses from sales of depreciable operating properties and items that are defined as extraordinary items under GAAP. The clarified definition is effective January 1, 2000 and is applicable retroactively. It will not change the Company's calculation of FFO.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $147,900 at December 31, 1999.

         Net cash provided by operating activities was $25,154,000, $24,255,000, and $16,006,000 in 1999, 1998, and 1997, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

         Net cash used by  investing  activities  increased  by  $2,507,000,  to
$24,176,000 in 1999 from $21,669,000 in 1998. The increase was primarily a result of higher distributions to minority partners ($224,000) and a distribution of refinancing proceeds ($3,051,000) in 1999, partially offset by a lower level of operating property acquisitions ($768,000).

         Net cash used by investing activities increased by $15,674,000, to $21,669,000 in 1998 from $5,995,000 in 1997. The increase was primarily a result of a lower level of sales of properties ($22,370,000) and higher distributions to minority partners ($1,728,000) in 1998, partially offset by a decrease in acquisitions ($8,424,000).

         Net cash used by financing activities decreased by $8,961,000 to $1,441,000 in 1999 from $10,402,000 in 1998. The decrease was due primarily to cash provided from financing one shopping center ($11,100,000) and refinancing another shopping center ($1,800,000), partially offset by increased share repurchases of $2,016,000.

         Net cash used by financing activities increased by $7,805,000 to $10,402,000 in 1998 from $2,597,000 in 1997. The increase was primarily a result of higher dividends paid in 1998 ($5,349,000) and share repurchases under the Company's plan of $3,831,000.

         The Company currently has a $75,000,000 unsecured line of credit available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions. The note payable under the bank line of credit had an outstanding balance of $27,500,000 at December 31, 1999.

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

         The Company anticipates material commitments for capital expenditures to include, in the next two years, the ongoing redevelopment of six projects in the planning stage at an estimated cost of $6,500,000. The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long-term mortgage financing on unencumbered operating properties or the use of its line of credit.

         It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 2000 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term capital requirements, MART intends to obtain funds through additional equity offerings, joint ventures or long-term debt financing in a manner consistent with its financial strategy.

         The Company anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet its liquidity and capital needs in both the short-and long-term.

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

         At December 31, 1999, the Company's variable rate debt relates to borrowings under its credit line. The credit line borrowings are assumed to be repaid at their various repricing dates throughout 2000.

         As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after December 31, 1999, the Company's hedging strategies, if any, during that period and interest rates.

                                                                          (In thousands)
                                                                                                                   Fair
                                   2000      2001        2002       2003     2004      Thereafter     Total        Value
                                   ---------------------------------------------------------------------------------------

Fixed rate debt                    10,790    13,152      9,809      44,418   2,391     78,534         159,094      153,773

Weighted average interest rate     9.63%      8.34%      8.54%       8.34%   8.17%      7.94%           8.50%            -


Variable rate debt                 27,500         -          -           -       -          -          27,500       27,500

Weighted average interest rate     6.79%          -          -           -       -          -           6.79%            -

Year 2000 Issue

The year 2000 issue relates to whether computer systems will properly recognize date sensitive information to allow accurate processing of transactions and data relating to the year 2000 and beyond. In addition, the issue relates to whether non-Information Technology (IT) systems that depend on embedded computer technology will recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

         The Company has not experienced any significant issues with respect to the year 2000 transition. The Company's IT and non-IT systems have operated without failure since December 31, 1999, and there has been no loss of service from major third party service providers. Although the Company believes that its internal year 2000 issues have been addressed appropriately and is not aware of any specific remaining year 2000 issues, there can be no assurance that all of these issues, including those that may affect tenants, vendors and suppliers,
have  been   fully   resolved.

Inflation

The majority of leases for the shopping center properties contain provisions for annual increases in rents and/or provisions, which may entitle MART to receive percentage rents, based on the tenants' gross sales. Such provisions ameliorate the risk to MART of the adverse effects of inflation. If a recession were to begin and continue for a prolonged time, Funds from Operations could decline as some tenants may have trouble meeting their lease obligations. Most of the leases for the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases for the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then existing market rates.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


Board of Trustees and Shareholders
Mid-Atlantic Realty Trust:

         We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     KPMG LLP



Baltimore, Maryland
February 11, 2000, except as to
  Note S which is as of
  March 3, 2000



                                          MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                    Consolidated Balance Sheets

                                                                                                     As of December 31,
                                                                                                  1999               1998
                                                                                              ----------------------------------
ASSETS
------
Properties:
     Operating properties (Notes C and D)                                                     $   376,030,262        347,024,048
       Less accumulated depreciation and amortization                                              60,097,298         50,540,094
                                                                                              ----------------------------------
                                                                                                  315,932,964        296,483,954


     Properties in development (Note E)                                                             2,098,324         11,281,252
     Properties held for development or sale                                                        3,587,610          3,587,610
                                                                                              ----------------------------------
                                                                                                  321,618,898        311,352,816


     Cash and cash equivalents                                                                        147,878            611,107
     Notes and accounts receivable - tenants and other (Note F)                                     2,160,417          1,504,951
     Prepaid expenses and deposits                                                                  2,637,405          2,381,137
     Deferred financing costs, net (Note G)                                                         2,006,063          1,158,606
                                                                                              ----------------------------------
                                                                                              $   328,570,661        317,008,617
                                                                                              ----------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Accounts payable and accrued expenses (Note H)                                           $     6,399,153          6,306,471
     Notes payable (Note I)                                                                        27,500,000         18,400,000
     Construction loan payable (NoteD)                                                              9,000,000          9,000,000
     Mortgages payable (Note D)                                                                   136,847,831        125,401,850
     Convertible subordinated debentures (Note J)                                                  13,246,000         13,931,000
     Deferred income                                                                                  549,347            743,284
                                                                                              ----------------------------------
                                                                                                  193,542,331        173,782,605
                                                                                              ----------------------------------

    Minority interest in consolidated joint ventures                                               37,359,843         38,734,953
                                                                                              ----------------------------------

Shareholders' equity (Note L):

     Preferred shares of beneficial interest, $.01 par value,
       authorized 2,000,000 shares, issued and outstanding, none
     Common shares of beneficial interest, $.01 par value, authorized                                       -                  -
       100,000,000 shares, issued and outstanding 14,005,407 and
       14,495,045 shares, respectively                                                                140,054            144,950
     Additional paid-in capital                                                                   126,805,104        131,368,001
     Distributions in excess of accumulated earnings                                              (29,276,671)       (27,021,892)
                                                                                              ----------------------------------
                                                                                                   97,668,487        104,491,059
                                                                                              ----------------------------------

Commitments (Note M)
                                                                                              ----------------------------------
                                                                                              $   328,570,661        317,008,617
                                                                                              ----------------------------------


See accompanying notes to consolidated financial statements.


                                                                       MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                                         Consolidated Statements of Operations

                                                                                 Years ended December 31,
                                                                   --------------------------------------------------
                                                                       1999              1998              1997
                                                                   --------------------------------------------------
REVENUES:
     Rentals                                                       $   44,463,148        41,678,283        33,115,087
     Tenant recoveries                                                  8,287,459         7,421,059         5,569,495
     Other ( Note P)                                                      595,866           437,788           467,638
                                                                   --------------------------------------------------
                                                                       53,346,473        49,537,130        39,152,220
                                                                   --------------------------------------------------
EXPENSES:
     Interest                                                          14,062,178        12,081,000        12,555,017
     Depreciation and amortization
       of property and improvements                                     9,557,204         8,813,251         6,954,803
     Operating                                                         11,046,411        10,370,414         8,960,936
     General and administrative                                         2,739,079         2,788,939         2,460,263
                                                                   --------------------------------------------------
                                                                       37,404,872        34,053,604        30,931,019
                                                                   --------------------------------------------------
EARNINGS FROM OPERATIONS
     BEFORE MINORITY INTEREST                                          15,941,601        15,483,526         8,221,201

Minority Interest                                                      (3,322,054)       (3,093,442)       (1,418,826)
                                                                   --------------------------------------------------

EARNINGS FROM OPERATIONS                                               12,619,547        12,390,084         6,802,375

Gain (loss) on properties (Note Q)                                        131,611            (4,223)           16,836
                                                                   --------------------------------------------------

EARNINGS BEFORE EXTRAORDINARY LOSS                                     12,751,158        12,385,861         6,819,211

Extraordinary loss from early
     extinguishment of debt                                                     -           (32,984)         (226,873)
                                                                   --------------------------------------------------

NET EARNINGS                                                       $   12,751,158        12,352,877         6,592,338
                                                                   --------------------------------------------------

NET EARNINGS PER SHARE - BASIC (NOTE R):
Earnings before extraordinary loss                                 $         0.89              0.85              0.72
Extraordinary loss on early extinguishment of debt                              -                 -             (0.02)
                                                                   --------------------------------------------------
Net earnings                                                       $         0.89              0.85              0.70
                                                                   --------------------------------------------------

NET EARNINGS PER SHARE - DILUTED (NOTE R):
Earnings before extraordinary loss                                 $         0.88              0.84              0.72
Extraordinary loss on early extinguishment of debt                              -                 -             (0.02)
                                                                   --------------------------------------------------
Net earnings                                                       $         0.88              0.84              0.70
                                                                   --------------------------------------------------



See accompanying notes to consolidated financial statements.


                                                                  MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                               Consolidated Statements of Shareholders' Equity
                                                                 Years ended December 31, 1999, 1998 and 1997

                                                                                                Distributions
                                                   Number of         Common       Additional    in Excess of       Net
                                                     Common        Shares at       Paid-in      Accumulated   Shareholders'
                                                     Shares        Par Value       Capital        Earnings       Equity

BALANCE, December 31, 1996                         7,225,103  $    72,251          52,635,713   (21,896,662)   30,811,302

Conversion of convertible subordinated debentures  2,827,838       28,278          28,740,766             -    28,769,044

Redemption of Operating Partnership Units                  -            -             (15,000)            -       (15,000)

Share-based compensation plans                       382,307        3,823             899,499             -       903,322

Sale of common shares                              4,025,000       40,250          49,020,874             -    49,061,124

Dividends paid - $.97 per share                            -            -                   -    (9,360,567)   (9,360,567)

Net earnings                                               -            -                   -     6,592,338     6,592,338
                                                   -----------------------------------------------------------------------

BALANCE, December 31, 1997                         14,460,248     144,602         131,281,852   (24,664,891)  106,761,563

Conversion of convertible subordinated debentures     340,080       3,401           3,473,468             -     3,476,869

Share purchase plan                                  (313,200)     (3,132)         (3,827,977)            -    (3,831,109)

Share-based  compensation plans                         7,917          79             467,374             -       467,453

Other, net                                                  -           -             (26,716)            -       (26,716)

Dividends paid - $1.01 per share                            -           -                   -   (14,709,878)  (14,709,878)

Net earnings                                                -           -                   -    12,352,877    12,352,877
                                                   ----------------------------------------------------------------------


BALANCE, December 31, 1998                         14,495,045     144,950         131,368,001   (27,021,892)  104,491,059

Conversion of convertible subordinated debentures      65,235         652             670,365             -       671,017

Share purchase plan                                  (569,200)     (5,692)         (5,841,867)            -    (5,847,559)

Share-based  compensation plans                        14,327         144             608,605             -       608,749

Dividends paid - $1.05 per share                            -           -                   -   (15,005,937)  (15,005,937)

Net earnings                                                -           -                   -    12,751,158    12,751,158
                                                   ----------------------------------------------------------------------
BALANCE, December 31, 1999                         14,005,407   $ 140,054         126,805,104   (29,276,671)   97,668,487
                                                   ----------------------------------------------------------------------





See accompanying notes to consolidated financial statements.


                                                                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                                                   Consolidated Statements of Cash Flows

                                                                                       Years ended December 31,
                                                                          ----------------------------------------------------
                                                                              1999               1998                1997
                                                                          ----------------------------------------------------
Cash flows from operating activities:
     Net earnings                                                         $   12,751,158         12,352,877          6,592,338
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization                                           9,557,204          8,813,251          6,954,803
       Minority interest in earnings, net                                      3,322,054          3,086,093          1,356,062
       Amortization of deferred financing costs                                  315,828            247,901            374,432
       (Gain) loss on properties                                                (131,611)             4,223            (16,836)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets                                          (911,734)        (1,077,090)          (539,087)
         Increase (decrease) in liabilities                                     (101,255)           662,218          1,190,388
    Other, net                                                                   351,980            165,664             93,858
                                                                           ---------------------------------------------------
          Total adjustments                                                   12,402,466         11,902,260          9,413,620
                                                                           ---------------------------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                      25,153,624         24,255,137         16,005,958
                                                                           ---------------------------------------------------

Cash flows from investing activities:
     Acquisitions of and additions to properties                             (17,205,063)       (22,470,996)       (30,894,917)
     Proceeds from sales of properties                                                 -          4,498,017         26,867,723
     Payments to minority partners                                            (6,970,622)        (3,695,939)        (1,985,568)
     Receipts from minority partners                                                   -                  -             17,607
                                                                           ---------------------------------------------------
               NET CASH USED BY INVESTING ACTIVITIES                         (24,175,685)       (21,668,918)        (5,995,155)
                                                                           ---------------------------------------------------

Cash flows from financing activities:
     Proceeds from notes payable                                              67,800,000         24,677,750         34,900,000
     Principal payments on notes payable                                     (58,700,000)        (9,677,750)       (47,900,000)
     Proceeds from mortgages payable                                          25,300,000         11,600,000                  -
     Principal payments on mortgages payable                                 (13,854,019)       (18,435,646)       (38,067,252)
     Proceeds from construction loans payable                                          -            307,084          8,692,916
     Additions to deferred financing costs                                    (1,133,621)          (305,881)           (31,837)
     Proceeds from exercise of share options                                           -                 23             78,526
     Net proceeds from sale of common shares                                           -                  -         49,061,124
     Shares repurchased                                                       (5,847,559)        (3,831,109)                 -
     Dividends paid                                                          (15,005,937)       (14,709,878)        (9,360,567)
     Other, net                                                                      (32)           (26,922)            29,666
                                                                            --------------------------------------------------
               NET CASH USED BY FINANCING ACTIVITIES                          (1,441,168)       (10,402,329)        (2,597,424)
                                                                            --------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (463,229)        (7,816,110)         7,413,379

CASH AND CASH EQUIVALENTS, beginning of year                                     611,107          8,427,217          1,013,838
                                                                            --------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                                      $    147,878            611,107          8,427,217
                                                                            --------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                          $ 14,206,045         12,540,504         13,387,175
                                                                            --------------------------------------------------

Schedule of noncash investing and financing activities
---------------------------------------------------------------------
     Conversion of subordinated debentures,
          net of deferred financing costs                                   $    671,051          3,477,075         28,769,882
     Mortgages payable assumed                                                         -         16,171,755         83,922,498
     Operating Partnership Units issued                                        2,273,458                  -         36,064,913

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997

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

         All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 1999.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform to the presentation for 1999.

Principles of Consolidation

The consolidated financial statements include all wholly owned subsidiaries and majority-owned partnerships, including the Operating Partnership. Investments in unconsolidated joint ventures are carried on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company owns 100% interests in corporate subsidiaries which are general partners in several partnerships which have outside partners with 50% interests. Under terms of the partnership agreements, the Company has control over the partnerships, including acquisition, leasing, financing and sale transactions, and accordingly, it uses the full consolidation method to account for them.

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

Capitalization Policy

Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes and interest costs. Development and construction costs and costs of significant improvements, replacements and renovations to operating properties are capitalized while costs of maintenance and repairs are expensed as incurred. Direct costs incurred in financing transactions are capitalized as deferred costs and amortized to interest cost over the term of the related mortgage using the interest method. Initial direct costs incurred with respect to completed tenant leases are deferred and amortized using the straight-line method over the terms of the related leases. Effective March 19, 1998, the Company adopted a policy of charging internal staff costs associated with acquisitions of operating properties to expense as incurred as required by a consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Prior to that date, such costs were capitalized as part of the cost of properties acquired. This change did not have a material effect on net earnings for 1998.

Properties

Properties to be developed or held and used in operations are carried at cost, reduced for impairment losses where appropriate. Properties held for sale are carried at the lower of their carrying value (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of operating properties are classified as properties held for sale when senior management authorizes their disposition and the Company begins marketing the properties for sale. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

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

         Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows: Buildings and additions 30 -50 years; land improvements 5 - 15 years; tenant improvements, lesser of lease term or asset useful lives; and furniture, fixtures and equipment 3 - 10 years.

Revenue Recognition

Minimum rent revenues are generally recognized when due from tenants under terms of the related leases. Revenues from tenant reimbursements of real estate taxes, maintenance and insurance costs are recognized in the period in which the related expense is incurred. Until September 30, 1999, revenues based on a percentage of tenant's sales in excess of levels specified in the lease agreement were estimated and accrued ratably throughout the year. Effective October 1, 1999, the Company changed its method of accounting for percentage rents to recognize revenues only when a tenant's sales actually exceed the specified minimum level as required by Staff Accounting Bulletin 101 - Revenue Recognition. This change did not have a material effect on the financial statements for 1999.

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

Income Taxes

The Company qualifies, and intends to continue to qualify, as a REIT pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In general, under such Code provisions a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 95% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes.

The REIT Modernization Act (RMA) was included in the Tax Relief Extension Act of 1999, which was enacted into law on December 17, 1999. The RMA includes numerous amendments to the Code provisions governing the qualification and taxation of REITs. These amendments are effective January 1, 2001. The Company is in the process of evaluating the effects of and opportunities presented by these amendments.

Cash Equivalents

All highly liquid unrestricted investments with maturities at dates of purchase of three months or less are considered cash equivalents.

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for mortgages payable and convertible subordinated debentures for which fair value information is presented in notes D and J, respectively. The fair values of this debt at December 31, 1999 and 1998, were determined based on quoted market prices for publicly traded debt and discounted estimated future payments to be made for other debt. The discount rates used approximate the rates currently offered for borrowings with similar remaining maturities.

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

         The consolidated statement of operations for the year ended December 31, 1997, includes revenues and expenses related to JHP properties only from the date of acquisition. The Company's unaudited pro forma consolidated results of operations for the year ended December 31, 1997, assuming the acquisition occurred on January 1, 1997, are summarized as follows (in thousands, except per share data):


                                   1997
---------------------------------------------
Revenues                         $ 46,325
Net earnings                        6,728
Earnings per share                   0.71
---------------------------------------------

         The unaudited pro forma revenues and earnings  summarized above are not
necessarily   indicative  of  the  results  that  would  have  occurred  if  the acquisition had been consummated on January 1, 1997.

C. Operating Properties


Operating properties consist of the following:              December 31,
                                                     1999                  1998
-------------------------------------------------------------------------------------
Land                                              $  76,731,707            68,845,324
Land improvements                                    31,739,820            31,383,623
Buildings                                           223,025,234           205,329,992
Improvements for tenants                             14,804,586            13,811,972
Development costs on completed projects               8,506,140             8,289,484
Furnitures, fixtures and equipment                    3,158,010             2,662,261
Deferred leasing costs                               18,064,765            16,701,392
                                                  -----------------------------------
                                                    376,030,262           347,024,048
Less accumulated depreciation and amortization       60,097,298            50,540,094
                                                  -----------------------------------
                                                  $ 315,932,964           296,483,954
                                                  -----------------------------------

D. Properties and Related Accumulated Depreciation and Amortization and Debt

A summary of the Company's properties and related mortgages payable is as follows at December 31, 1999:

                                                                                                     Accumulated
                                                                         Cost of                    Depreciation
                                           Mortgages       Initial      Subsequent       Total           and
Classification                              Payable         Cost       Improvements       Cost      Amortization    Net Cost
------------------------------------------------------------------------------------------------------------------------------
Shopping centers                          $ 134,252,869   272,563,778     86,395,676    358,959,454    54,585,445  304,374,009
Bowling centers                                       -     2,200,106         71,706      2,271,812     1,220,303    1,051,509
Office buildings                              2,594,962     9,439,113      1,099,089     10,538,202     2,694,120    7,844,082
Other rental properties                               -     2,040,072      1,063,390      3,103,462       956,486    2,146,976

Other property                                        -       681,313        476,019      1,157,332       640,944      516,388
                                            ----------------------------------------------------------------------------------
Operating properties                        136,847,831   286,924,382     89,105,880    376,030,262    60,097,298  315,932,964
Properties in development                             -     2,098,324              -      2,098,324             -    2,098,324
Properties held for development or sale               -     3,587,610              -      3,587,610             -    3,587,610
                                            ==================================================================================
                                          $ 136,847,831   292,610,316     89,105,880    381,716,196    60,097,298  321,618,898
                                            ----------------------------------------------------------------------------------

         Mortgages payable at December 31, 1999 bear interest at a weighted average effective rate of 8.61% and mature in installments through 2029.
Aggregate annual principal payments applicable to mortgages payable are as follows at December 31, 1999:


2000            $     10,790,035
2001                   4,152,187
2002                   9,809,315
2003                  31,172,318
2004                   2,391,204
Thereafter            78,532,772
--------------------------------
Total           $    136,847,831
================================

         At December 31, 1999 and 1998, the estimated fair values of mortgages payable were $132,079,000 and $131,225,000, respectively.

The construction loan payable at December 31, 1999 and 1998 relates to a property on which development was completed in 1998. The loan bears interest at 8% and is due in June 2001.

E. Properties in Development

Properties in development consist of the following:


                                               December 31,
                                      1999               1998
------------------------------------------------------------------
Land                             $    67,046             3,144,000
Construction in progress           1,267,288             6,286,980
Preconstruction costs                763,990             1,850,272
                                 ---------------------------------
                                 $ 2,098,324            11,281,252
                                 ---------------------------------

Costs of completed development projects are transferred to operating property costs when the project is completed, at which time depreciation and amortization commences. Construction period interest cost capitalized during 1999 and 1998 was approximately $242,000 and $873,000, respectively.

F. Notes and Accounts Receivable

The Company performs credit evaluations of prospective new tenants and requires security deposits where appropriate. Tenants' compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on management's analysis of the risk of loss on specific tenants, historical trends, and other relevant information. Management believes adequate provision has been made for the Company's credit risk for all receivables.


G. Deferred Financing Costs

Deferred financing costs consist of the following:

                                                         December 31,
                                                   1999             1998
---------------------------------------------------------------------------
Costs related to subordinated debentures       $   676,283          711,256
Costs related to line of credit                    794,771          411,538
Costs related to operating properties' debt      2,420,417        1,626,416
                                               ----------------------------
                                                 3,891,471        2,749,210
Less accumulated amortization                    1,885,408        1,590,604
                                               ----------------------------
                                               $ 2,006,063        1,158,606
                                               ----------------------------
H. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:


                                                     December 31,
                                               1999               1998
---------------------------------------------------------------------------
Trade accounts payable                       $ 4,930,250          4,077,756
Retainage on construction in progress            248,909            352,069
Accrued interest on subordinated debentures      294,586            309,820
Other accrued expenses                           925,408          1,566,826
                                             ------------------------------
                                             $ 6,399,153          6,306,471
                                             ------------------------------

I. Notes Payable

Notes payable consist of line of credit borrowings of $27,500,000 and $18,400,000 at December 31, 1999 and 1998, respectively. The Company has an agreement with its primary bank that provides for a $75,000,000 unsecured line of credit. The loan maturity date is April 2002, with the option to extend for one year provided no event of default exists. The agreement contains covenants which provide for the maintenance of specified debt service coverage ratios, minimum levels of net worth, negative pledges concerning certain secured financings, and other requirements, among which is the requirement that the Company maintains its status as a REIT. The line bears interest at the prime rate (8.5% at December 31,1999). However, the Company has the option to fix the rate at LIBOR plus 1.25% for fixed periods from three to nine months. A stand-by fee is required by the bank for any unused portion of the line. At December 31, 1999, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $773,365, was $46,726,635. The maximum level of borrowings under the line of credit was $28,500,000, $19,800,000 and $21,300,000 in 1999, 1998 and
1997, respectively. The average amounts of borrowings were approximately $23,937,000, $14,236,000 and $13,191,000, in 1999, 1998 and 1997, respectively, with weighted average interest rates approximating 6.8%, 6.8% and 7.1%

J. Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In 1999, $685,000 in debentures were converted to 65,235 common shares of beneficial interest. In 1998, $3,571,000 in debentures were converted to 340,080 common shares of beneficial interest. In 1997, $29,693,000 in debentures were converted to 2,827,838 common shares of beneficial interest. The balance of the debentures, at December 31, 1999, of $13,246,000, if fully converted, would produce an additional 1,261,524 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. At December 31, 1999 and 1998, the estimated fair values of convertible subordinated debentures were $12,694,000 and $16,336,000 respectively.

K.  Income Taxes

As discussed in Note A, the Company plans to maintain its status as a REIT and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes. At
K.  Income Taxes (continued)
December 31, 1999, the income tax bases of the Company's assets and liabilities were approximately $258,000,000 and $196,000,000, respectively.

         The net operating losses carried forward from December 31, 1999 for Federal income tax purposes aggregate approximately $12,000,000 and will begin to expire in 2006.

         In connection with its election to be taxed as a REIT, the Company has elected to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversation to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. The remaining net unrealized gains were approximately $90,500,000 at December 31, 1999. Management believes that the Company will not be required to make payments of taxes on built-in gains throughout the ten-year period due to the availability of the net operating loss carryforward to offset built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary. Accordingly, at December 31, 1999, no deferred tax liability for built-in gains has been recognized. It may be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions or the related tax laws change.


L. Shareholders' Equity

Preferred Shares

         At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 1999, none of these shares were issued and outstanding.

Share-Based Compensation Plans

         The Company has established a 1993 Omnibus share plan and a 1995 share option plan ("Plans") under which trustees, officers and employees may be granted awards of share options, share appreciation rights, performance shares and/or restricted shares. The purposes of the Plans are to provide equity-based incentive compensation based on long-term appreciation in value of MART's shares and to promote the interests of the Company and its shareholders by encouraging greater management ownership of the Company's shares.

         Share options granted generally vest over a three-year period, subject to certain conditions, typically have an exercise price equal to the market price at the grant date and have a maximum term of ten years. The Company has not granted any share appreciation rights or performance shares.

         Changes in options outstanding under the Plans are summarized as follows:

                                                            Years ended December 31,
                                               1999                  1998                   1997
--------------------------------------------------------------------------------------------------
                                             Weighted              Weighted               Weighted
                                             average                average               average
                                             exercise              exercise               exercise
                                  Options     price      Options     price     Options     price
--------------------------------------------------------------------------------------------------
Balance at beginning of year      554,533    $ 11.61     570,854    $ 11.58    395,632    $ 10.19
Options granted                         -          -           -          -    209,000      13.25
Options exercised                       -          -      (2,354)      9.97    (13,974)      9.97
Options canceled                  (24,933)     10.58     (13,967)     10.58    (19,804)     10.08
                                  ---------------------------------------------------------------
Balance at end of year            529,600    $ 11.66     554,533    $ 11.61    570,854    $ 11.58
                                  ---------------------------------------------------------------
Options exercisable               529,600    $ 11.66     514,490    $ 11.49    430,185    $ 11.04
                                  ---------------------------------------------------------------


         Information   about  options   outstanding  at  December  31,  1999  is
summarized as follows:


Exercise price  Options    Remaining life    Options
  per share    outstanding    (years)      Exercisable
------------------------------------------------------
  $ 10.50       211,000         4.0           211,000
  $  8.94        33,400         5.8            33,400
  $  9.75        35,200         6.8            35,200
  $ 11.50        10,000         7.5            10,000
  $ 11.38         4,000         7.4             4,000
  $ 13.38       236,000         7.8           236,000
                -------------------------------------
                529,600                       529,600
                -------------------------------------

The per share weighted-average fair values of options granted during 1997 was $.92. This fair value was estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

----------------------------------
Risk-free interest rate      5.78%
Dividend yield               8.47%
Volatility factor           18.43%
Life (years)                 3.00
----------------------------------

         The option prices were equal to the market prices at the date of grant or vesting date for all of the options granted in 1997 and, accordingly, no compensation cost was recognized for these options in the financial statements. If the Company had applied a fair value-based method to recognize compensation cost for all stock options issued after 1994, net earnings and net earnings per common share would have been reduced as indicated below:


                                         Years ended December 31,
                                    1999           1998           1997
----------------------------------------------------------------------------
Net earnings:
  As reported                   $   12,751,158     12,352,877     6,592,338
  Pro forma                         12,687,065     12,288,172     6,505,220
Net earnings per common share:
  Basic
      As reported                         0.89           0.85          0.70
      Pro forma                           0.88           0.84          0.69
  Diluted
      As reported                         0.88           0.84          0.70
      Pro forma                           0.88           0.84          0.69
--------------------------------------------------------------------------------

Restricted Share Plan

In 1997, the Executive Compensation Committee recommended, and the Board of Trustees approved, a Restricted Share Plan. The Executive Compensation Committee believes that the grant of restricted share awards provides a long-term incentive to persons who contribute to the growth of MART and establishes a direct link between compensation and shareholder return.

         In 1997, 400,000 restricted shares were made available for the plan. Awards granted in 1999, 1998 and 1997 aggregated 15,000, 1,572 and 368,333 shares, respectively, with a weighted-average market value of $10.38, $13.69 and $13.38 per share, respectively. Shares awarded are subject to forfeiture restrictions which lapse at defined annual rates to 2008, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards.

Share Repurchase Plan

At December 31, 1999, the Company was authorized to repurchase up to 1,831,782 common shares of beneficial interest (from a total authorization of 3,000,000 common shares of beneficial interest) pursuant to its share repurchase plan. During 1999 and 1998, the Company purchased 569,200 and 313,200 shares, respectively, at an average per share cost of $10.21 and $12.18, respectively. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

M. Commitments

The Company leases the land relating to certain of its properties under operating leases expiring at various dates to 2053, subject to renewal options in most cases. Minimum rental commitments under leases in effect as of December 31, 1999 are as follows:

2000            $     651,000
2001                  651,000
2002                  651,000
2003                  651,000
2004                  651,000
Thereafter         23,722,000
=============================
Total           $  26,977,000
-----------------------------

         Certain of the leases contain purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $702,000 in 1999, $781,000 in 1998, and $675,000 in 1997.

N. Leases

The Company's shopping centers and other commercial properties are generally leased on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases in effect as of December 31, 1999 are as follows:

2000            $  43,097,000
2001               40,082,000
2002               37,062,000
2003               33,518,000
2004               29,330,000
Thereafter        230,282,000
=============================
Total           $ 413,371,000
-----------------------------

         The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,381,000 in 1999, $1,435,000 in 1998, and $816,000 in 1997. On a prospective basis, no more than 3.3% of annual rental revenue is derived from any one tenant, except Royal Ahold. Royal Ahold minimum lease payments represent approximately 11% for the years 2000 through 2004 and 31% thereafter of the total minimum lease payments above. The percentage of total minimum lease payments in the years beyond 2004 is higher than in the prior years due to the fact that Royal Ahold leases have long initial lease terms compared with other major tenants which generally use renewal option terms. Renewal option minimum lease payments are not included in the totals above.

Effective July 31, 1999, a principal tenant at one of the Company's shopping centers formally rejected its lease in connection with bankruptcy proceedings. The Company ceased accruing revenue under the lease at that time, but is pursuing claims against the former tenant for termination payments and recovery of costs of space improvements as provided in the lease agreement. The Company's total claim is approximately $3,100,000 and is being contested by the former tenant. The ultimate outcome of this matter is not determinable at this time.

O. Segment Information

The Company's only reportable segment is Shopping Centers. This segment includes the operation and management of shopping center properties, and revenues are derived primarily from rents and services to tenants. These properties are managed separately from the other property types owned by the Company because they require different operating strategies and management expertise.

         The accounting policies of the segments are the same as those of the Company described in Note A. Segment operating results are measured and assessed based on a performance measure known as Funds from Operations ("FFO"). FFO is defined as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary or unusual items and gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Operating results for the segments are summarized as follows:

                                                     Years ended December 31,
                            1999                            1998                            1997
------------------------------------------------------------------------------------------------------------------------------------
                          Shopping     All                  Shopping     All                  Shopping       All
                          Centers     Other     Total       Centers     Other      Total       Centers      Other       Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues               $  51,235,338  2,111,135 53,346,473  47,402,079  2,135,051  49,537,130  34,938,201   4,214,019    39,152,220

Expenses, exclusive of    26,958,271    889,397 27,847,668  24,402,390    837,963  25,240,353  22,439,674   1,536,542    23,976,216
     depreciation and
     amortization of property
     and improvements
Minority Interest          3,318,389      3,665  3,322,054   3,079,697     13,745   3,093,442   1,409,598       9,228     1,418,826
                       -------------------------------------------------------------------------------------------------------------
FFO                    $  20,958,678  1,218,073 22,176,751  19,919,992  1,283,343  21,203,335  11,088,929   2,668,249    13,757,178
                       -------------------------------------------------------------------------------------------------------------



A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:

                                       Years ended December 31,
                                 1999            1998            1997
---------------------------------------------------------------------------
FFO                        $     22,176,751      21,203,335      13,757,178

  Depreciation and
  amortization of
  property and
  Improvements                    9,557,204       8,813,251       6,954,803
                           ------------------------------------------------
Earnings from operations   $     12,619,547      12,390,084       6,802,375
                           ------------------------------------------------

         Substantially all assets of the Company, with the exception of properties held for development or sale and cash and cash equivalents, are allocable to the Shopping Center segment. Additions to long-lived assets of the segments are summarized as follows:

                                                         Years ended December 31,
                                                   1999            1998            1997
----------------------------------------------------------------------------------------------
Shopping Centers:
     Acquisitions                           $      10,602,882      26,417,356      129,060,063
     Development                                    6,491,855       6,738,109       15,633,614
     Improvements for tenants
       and other                                    2,614,639       5,596,654        2,117,173
                                            --------------------------------------------------

                                                   19,709,376      38,752,119      146,810,850
All others, including
     acquisitions of $4,115,752 in 1997               113,910          76,022        5,109,227
                                            ==================================================
Total                                       $      19,823,286      38,828,141      151,920,077
                                            --------------------------------------------------

P. Other Revenues

         Other revenues consists of the following:



                                                                Years ended December 31,
                                                         1999                 1998                1997
---------------------------------------------------------------------------------------------------------
Interest and dividends                                $  115,320              195,693             321,185
Miscellaneous                                            480,546              242,095             146,453
                                                      ---------------------------------------------------
                                                      $  595,866              437,788             467,638
                                                      ---------------------------------------------------

Q. Gain (Loss) on Properties
Gain (loss) on properties consists of the following:


                                                                             Years ended December 31,
                                                                       1999            1998            1997
----------------------------------------------------------------------------------------------------------------
Gain (loss) on sales of operating properties                       $   131,611                         1,042,727
                                                                                       (11,584)
Gain on sales of properties held for development or sale, net               -            7,361           122,109
Allowance for loss on operating properties                                  -                -        (1,148,000)
                                                                   ---------------------------------------------
                                                                   $   131,611          (4,223)           16,836
                                                                   ---------------------------------------------


The gain on sales of operating properties for 1999 is due primarily to the final resolution of contingencies in the sale agreements relating to properties sold in 1997. The gain on properties for 1997 includes gains on sale of various properties, including approximately $959,000 relating to the Gateway
International Office project. These gains were substantially offset by a provision for loss of $1,148,000 on a shopping center the Company sold in 1998. The gain (loss) on sales of operating properties for 1997 includes minority interest of $75,173.

R. Earnings Per Share

The following table sets forth information relating to the computation of basic and diluted earnings per share:



                                                                                            Years ended December 31,
                                                                                           1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Earnings before extraordinary loss                                                  $   12,751,158    12,385,861  6,819,211
      Dividends on unvested restricted share awards                                          (294,038)     (310,529)   (76,667)
                                                                                       ---------------------------------------

   Numerator for basic earnings per share--earnings available to common shareholders       12,457,120    12,075,332  6,742,544
      Adjustment to dividends on restricted share awards                                            -             -        537
      Interest on subordinated debentures                                                   1,111,858     1,206,760          -
                                                                                       ---------------------------------------
   Numerator for diluted earnings per share--earnings available to common shareholders $   13,568,978    13,282,092  6,743,081
                                                                                       =======================================

Denominator:(1)
   Denominator for basic earnings per share--weighted average shares outstanding           14,021,403    14,240,533  9,308,682
   Effect of dilutive securities:
      Debentures                                                                            1,306,079     1,473,257          -
      Unvested portion of restricted share awards and share options                            10,170        64,937     51,884
                                                                                       ---------------------------------------
   Denominator for diluted earnings per share--adjusted weighted average shares            15,337,652    15,778,727  9,360,566
                                                                                       ---------------------------------------

         (1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At December 31, 1999, the convertible subordinated  debentures,  if converted,  would produce an additional  1,261,524 shares and the Units,  if  exchanged,  would  produce  an  additional  3,373,463 shares.

S.       Subsequent Events

On February 15, 2000, the Company acquired Stonehedge Square Shopping Center for approximately $8,225,000 including the assumption of a mortgage approximating $5,662,000.

         On March 3, 2000, the Company acquired Fullerton Plaza Shopping Center for approximately $8,196,000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 2000 annual meeting of shareholders, is incorporated herein by reference.

         The Executive Officers of MART are as follow:

Name                   Age      Position and Business Experience
---------------------------------------------------------------------------------------------------------------
LeRoy E.               74       Chairman of the Board of MART since September 1993.
Hoffberger

F. Patrick             52       President and CEO of MART since September 1993.
Hughes

Paul F.                46       Executive Vice President of MART since March 1996.
Robinson                        Vice President and Secretary / General Counsel of MART since September 1993.

Janice C.              44       Vice President of MART since May 1999.
Robinson                        Controller of MART since January 1998.
                                Controller and Vice President of Operations of O'Conor Real Estate Management
                                from January 1995 to December 1997.

Eugene T.              51       Treasurer of MART since September 1993.
Grady

Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his/her successor is duly elected and qualified.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2000 annual meeting of shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2000 annual meeting of shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2000 annual meeting of shareholders.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements

         The following financial statements of Mid-Atlantic Realty Trust and Subsidiaries are included in Part II Item 8:

                  Independent auditor's report
                  Consolidated balance sheets as of December 31, 1999 and 1998 Consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997
                  Consolidated statements of shareholders' equity for the years ended December 31, 1999, 1998 and 1997
                  Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997
                  Notes  to  consolidated financial statements

(a)      2.  Financial Statement Schedule

Schedule III - Real estate and accumulated depreciation and amortization

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.


(a)        Exhibits

Exhibit No.
-----------

3(a)     Declaration of Trust dated June 29, 1993  (incorporated by reference to Exhibit 3(a) to MART's  Registration  Statement on
         Form S-11,  File No.
         33-66386).
3(b)     By-laws (incorporated by reference to the Exhibit 3(b) to MART's Registration Statement on Form S-11, File No.
         33-66386).
3(c)     Amendment to Declaration of Trust dated August 4, 1998.*
4(a)     Specimen   certificate   for  Common  Shares  of  Beneficial   Interest (incorporated  by  reference  to  Exhibit  4(a) to
         MART's  Registration Statement on Form S-11, File No. 33-66386).
4(b)     Trust  Indenture  dated  September  8, 1993,  between MART and Security Trust  Company,  N.A.  (incorporated  by  reference to Exhibit 4(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(a)    Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through November 14, 1997 (incorporated by reference to
         Exhibit 10(a) to MART's Annual Report on Form 10-K, filed April 1, 1998).
10(b)    Mid-Atlantic  Realty  Trust 1995 Stock  Option  Plan  (incorporated  by reference  to  MART's  Registration  Statement  on
         Form  S-8,  File No. 333-12161).
10(c)    Employment Agreement between BTR Realty, Inc. and F. Patrick Hughes (incorporated by reference to Exhibit 10(b)
         to MART's  Registration Statement on Form S-11, File No. 33-66386).
10(d)    Employment Agreement between Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART's
         Registration Statement on Form S-11, File No. 33-66386).
10(e)    Amendment dated December 1, 1995 to Employment Agreement between MART and F. Patrick Hughes and MART and Paul F.
         Robinson (incorporated by reference to Exhibit 10(e) to MART's Annual Report on Form 10-K, filed April 1, 1998).
10(f)    Commitment Letter from First National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to
         MART's Registration Statement on Form S-11, File No.33-66386).
10(g)    Agreement for Contribution of Interests dated April 1, 1997, among MART and the  Contributors  named  therein (incorporated by  reference  to Exhibit (c)1 to Form 8-K filed July 15, 1997).
10(h)    Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c)2 to Form 8-K filed July 15, 1997).
10(i)    Partnership Purchase and Sale Agreement among BTR Gateway,  Inc., MART, and Prentiss Properties Acquisition, L.P.
         (incorporated by reference to Exhibit (b)1 to Form 8-K filed September 30, 1997).
10(j)    Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997 (incorporated by reference to
         Exhibit 10(j) to MART's Annual Report on Form 10-K, filed April 1, 1998).
10(k)    Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation Plan, adopted on November 14, 1997 (incorporated by reference to Exhibit 10(k) to MART's Annual Report on Form 10-K, filed April 1, 1998).
10(l)    Financing Agreement dated April 23, 1999, with Named Banks (incorporated by reference to Exhibit 10(l) to MART's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1999).
12       Computation of Ratio of Earnings to Fixed Charges.*
21       Subsidiaries of the Registrant.*
23       Consent of KPMG LLP.*
27       Financial Data Schedule.*
99.1     Real Estate Investment Risks.*

 *Filed herewith

(b)      Reports on Form 8-K
     None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MID-ATLANTIC REALTY TRUST

Date:   3/22/00                /s/ F. Patrick Hughes
      -------------------      --------------------------------------
                               F. Patrick Hughes, President and
                                 Chief Executive Officer



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Date:  3/22/00                /s/ LeRoy E. Hoffberger
      -------------------     -----------------------------------------
                              LeRoy E. Hoffberger, Chairman

Date:  3/22/00                /s/ F. Patrick Hughes
      -------------------     -----------------------------------------
                              F. Patrick Hughes, President and Chief Executive
                                 Officer

Date:  3/22/00                /s/ Janice C. Robinson
      -------------------     ------------------------------------------------
                              Janice C. Robinson, Vice President and Controller

Date:  3/22/00                /s/ Eugene T. Grady
      -------------------     ------------------------------------------------
                              Eugene T. Grady, Treasurer

Date:  3/22/00                /s/ Robert A. Frank
      -------------------     ------------------------------------------------
                              Robert A. Frank, Trustee

Date:  3/22/00                /s/ Marc P. Blum
      -------------------     ------------------------------------------------
                              Marc P. Blum, Trustee

Date:  3/22/00                /s/ M. Ronald Lipman
      -------------------     ------------------------------------------------
                              M. Ronald Lipman, Trustee

Date:  3/22/00                /s/ Daniel S. Stone
      -------------------     ------------------------------------------------
                              Daniel S. Stone, Trustee

Date:  3/22/00                /s/ David F. Benson
      -------------------     ------------------------------------------------
                              David F. Benson, Trustee

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Schedule III - Real Estate and Accumulated Depreciation

                                                      Intitial cost to Company    Cost capitalized subsequent to acquistion
                                                      ------------------------    -----------------------------------------

December 31, 1999                                                                                   Carrying Costs
                                                                                                    --------------
                                     Mortgages                 Buildings and
Description                           Payable      Land        Improvements           Improvements      Land        Improvements
--------------------------------------------------------------------------------------------------------------------------------


Shopping Centers

Arundel Plaza                        $11,047,885   1,695,566      530,951             6,056,413         1,843,683          --
Brandywine Commons                            --          --   12,164,821                68,396                --          --
Burke Town Plaza                              --          --    2,936,134             1,837,308                --          --
Club Centre                            5,342,856   2,029,919    3,600,663                71,904                --          --
Colonie Plaza                                 --   1,137,567    7,755,095               771,598                --          --
Columbia Plaza                                --     999,739    6,887,711             3,984,211           203,353          --
Del Alba                               6,885,068   2,270,000    7,882,217                24,708                --          --
Enchanted Forest Shopping Center      11,561,370   3,873,246   15,314,736               213,692                --          --
Glen Burnie Village                           --   3,081,553    4,598,794                82,349                --          --
Harford Mall                          18,994,922     599,031    8,457,331            25,780,829           (12,954)         --
Ingleside Shopping Center                     --   3,023,230   11,817,212               151,149                --          --
Little Glen                                   --          --           --                70,370                --          --
Lutherville Station                           --          --    4,031,809            14,894,063                --          --
Milford Commons                               --     673,306    3,789,682                23,406                --          --
North East                                    --          --           --             5,883,091         2,687,905          --
Owings Mills                          12,548,175   4,381,666    9,547,434               146,295                --          --
Patriots Plaza                                --          --    1,709,846               638,998                --          --
Perry Hall Square                      5,905,931   3,538,825    6,604,216               694,560                --          --
Radcliffe Center                              --  11,205,665    5,663,480                16,855                --          --
Rolling Road Plaza                            --     338,791    1,632,268             2,099,002                --    (837,931)
Rosedale Plaza                         1,681,952   1,024,712    3,217,926               850,785                --          --
Saucon Valley Square                          --          --    4,560,182                    --         6,042,700          --
Shawan Plaza                          13,864,711   2,055,694   13,930,839                65,014                --          --
Shoppes at Easton                      7,381,422   2,600,000   10,379,069                47,093                --          --
Skyline Village                        4,956,983     555,295    6,240,003             1,119,053                --          --
Smoketown Plaza                               --     516,312   10,095,077               735,507                --          --
Spotsylvania Crossing                         --   1,544,314    6,600,616               391,682                --          --
Sudley Towne Plaza                            --     789,881    3,736,837               494,942                --          --
Timonium Crossing                      5,546,444   4,276,779    4,792,548                99,823                --          --
Timonium Shopping Center              11,367,320   6,252,248   12,090,955               774,267                --          --
Wayne Heights                                 --   1,546,720    3,837,159               129,677                --          --
Wayne Plaza                            8,388,861   1,650,300    9,230,960               857,520                --          --
Wilkens Beltway Plaza                    415,795          --    3,601,891             1,151,141           475,481   2,923,200
York Road Plaza                        8,363,174   1,562,382    2,102,575             2,844,538                --          --
                                     ----------------------------------------------------------------------------------------
                                     134,252,869  63,222,741  209,341,037            73,070,239        11,240,168   2,085,269
                                     ----------------------------------------------------------------------------------------

Office Buildings

Orchard Square                         2,594,962   1,160,666    2,959,390                32,597                --          --
Patriots Plaza                                --          --    1,522,943               256,097                --          --
Wilkens Office II                             --          --    1,644,370               293,210                --          --
Wilkens Office I                              --          --    1,383,102               379,181                --          --
Wilkens Office III                            --          --      768,642               138,004                --          --
                                     ----------------------------------------------------------------------------------------
                                       2,594,962   1,160,666    8,278,447             1,099,089
                                     ----------------------------------------------------------------------------------------

Bowling Centers

Clinton                                       --          --      457,764                63,297                --          --
Freestate                                     --     180,025      740,082                 2,719                --          --
Waldorf                                       --     243,139      579,096                 5,690                --          --
                                     ----------------------------------------------------------------------------------------
                                                     423,164    1,776,942                71,706                --          --
                                     ----------------------------------------------------------------------------------------

Other Rental Properties

Business Center                               --     395,537    1,190,692               111,315           235,022          --
Southwest                                     --          --      283,039               666,993            45,149          --
Waldorf Firestone                             --       9,261      161,543                 4,911                --          --
                                     ----------------------------------------------------------------------------------------
                                              --     404,798    1,635,274               783,219           280,171          --
                                     ----------------------------------------------------------------------------------------
Properties in Development                     --          --    2,098,324                    --                --          --


Properties held for development or Sale       --   3,587,610           --                    --                --          --

Other Property                                --          --      681,313               476,019                --          --
                                     ----------------------------------------------------------------------------------------

                                   $ 136,847,831  68,798,979  223,811,337            75,500,272        11,520,339     2,085,269
                                     ==========================================================================================


                                                Amount at which carried                                     Life on which
                                                     at close of period                                      depreciation
December 31, 1999                                                                                           latest income
                                                 Buildings               Accumulated   Date of     Date      statement is
Description                            Land     improvements    Total    Depreciation Construction acquired    computed
--------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
Arundel Plaza                         3,539,249    6,587,364  10,126,613     200,602                12/97     5-50 yrs.
Brandywine Commons                           --   12,233,217  12,233,217   1,711,537                11/95     5-50 yrs.
Burke Town Plaza                             --    4,773,442   4,773,442   2,232,219  7/79-7/82               5-50 yrs.
Club Centre                           2,029,919    3,672,567   5,702,486     540,887                 7/97     5-50 yrs.
Colonie Plaza                         1,137,567    8,526,693   9,664,260   2,849,417    12/87                 5-50 yrs.
Columbia Plaza                        1,203,092   10,871,922  12,075,014   2,913,476    6/88                  5-50 yrs.
Del Alba                              2,270,000    7,906,925  10,176,925     207,681                 9/98     5-50 yrs.
Enchanted Forest Shopping Center      3,873,246   15,528,428  19,401,674   1,357,068                 7/97     5-50 yrs.
Glen Burnie Village                   3,081,553    4,681,143   7,762,696     418,784                 7/97     5-50 yrs.
Harford Mall                            586,077   34,238,160  34,824,237  13,438,532    12/73                 5-50 yrs.
Ingleside Shopping Center             3,023,230   11,968,361  14,991,591     759,049                 7/97     5-50 yrs.
Little Glen                                  --       70,370      70,370      17,517                 7/97     5-50 yrs.
Lutherville Station                          --   18,925,872  18,925,872   1,355,838                10/93     5-50 yrs.
Milford Commons                         673,306    3,813,088   4,486,394     164,962                12/97     5-50 yrs.
North East                            2,687,905    5,883,091   8,570,996     202,908    2/96                  5-50 yrs.
Owings Mills                          4,381,666    9,693,729  14,075,395     903,601    12/95                 5-50 yrs.
Patriots Plaza                               --    2,348,844   2,348,844   1,079,674    6/84                  5-50 yrs.
Perry Hall Square                     3,538,825    7,298,776  10,837,601   1,489,901                 7/97     5-50 yrs.
Radcliffe Center                     11,205,665    5,680,335  16,886,000   1,182,537                 7/97     5-50 yrs.
Rolling Road Plaza                      338,791    2,893,339   3,232,130   1,413,608    6/73                  5-50 yrs.
Rosedale Plaza                        1,024,712    4,068,711   5,093,423   1,052,079                10/89     5-50 yrs.
Saucon Valley Square                  6,042,700    4,560,182  10,602,882      66,205                 3/99     5-50 yrs.
Shawan Plaza                          2,055,694   13,995,853  16,051,547   1,662,477                 7/97     5-50 yrs.
Shoppes at Easton                     2,600,000   10,426,162  13,026,162   1,219,822                 9/94     5-50 yrs.
Skyline Village                         555,295    7,359,056   7,914,351   2,455,524    5/88                  5-50 yrs.
Smoketown Plaza                         516,312   10,830,584  11,346,896   3,643,936    4/87                  5-50 yrs.
Spotsylvania Crossing                 1,544,314    6,992,298   8,536,612   2,407,509    5/87                  5-50 yrs.
Sudley Towne Plaza                      789,881    4,231,779   5,021,660   1,637,378    7/84                  5-50 yrs.
Timonium Crossing                     4,276,779    4,892,371   9,169,150     473,703                 7/97     5-50 yrs.
Timonium Shopping Center              6,252,248   12,865,222  19,117,470     944,221                 7/97     5-50 yrs.
Wayne Heights                         1,546,720    3,966,836   5,513,556     156,404                 1/98     5-50 yrs.
Wayne Plaza                           1,650,300   10,088,480  11,738,780     394,931                 2/98     5-50 yrs.
Wilkens Beltway Plaza                   475,481    7,676,232   8,151,713   1,992,311    5/81                  5-50 yrs.
York Road Plaza                       1,562,382    4,947,113   6,509,495   2,039,147                11/85     5-50 yrs.
                                     -----------------------------------------------

                                     74,462,909  284,496,545 358,959,454  54,585,445
                                     -----------------------------------------------

Office Buildings
Orchard Square                        1,160,666    2,991,987   4,152,653     340,320                 7/97     5-50 yrs.
Patriots Plaza                               --    1,779,040   1,779,040     675,368    8/85                  5-50 yrs.
Wilkens Office II                            --    1,937,580   1,937,580     680,171    1/87                  5-50 yrs.
Wilkens Office I                             --    1,762,283   1,762,283     725,790    1/85                  5-50 yrs.
Wilkens Office III                           --      906,646     906,646     272,471    1/91                  5-50 yrs.
                                     -----------------------------------------------

                                      1,160,666    9,377,536  10,538,202   2,694,120
                                     -----------------------------------------------

Bowling Centers
Clinton                                      --      521,061     521,061     306,357    8/71                  5-50 yrs.
Freestate                               180,025      742,801     922,826     648,932    3/78                  5-50 yrs.
Waldorf                                 243,139      584,786     827,925     265,014    3/79                  5-50 yrs.
                                     -----------------------------------------------

                                        423,164    1,848,648   2,271,812   1,220,303
                                     -----------------------------------------------


Other Rental Properties
Business Center                         630,559    1,302,007   1,932,566     345,384    4/90                  5-50 yrs.
Southwest                                45,149      950,032     995,181     537,288    4/68                  5-50 yrs.
Waldorf Firestone                         9,261      166,454     175,715      73,814    9/78                  5-50 yrs.
                                     -----------------------------------------------
                                        684,969    2,418,493   3,103,462     956,486
                                     -----------------------------------------------

Properties in development                    --    2,098,324   2,098,324          --    91-98

Properties held for development or
  sale                                3,587,610           --   3,587,610          --    7/73-
                                                                                        12/98
Other Property                               --    1,157,332   1,157,332     640,944                9/82-     3-10 yrs.
                                                                                                   12/98
                                     -----------------------------------------------
                                     80,319,318  301,396,878 381,716,196  60,097,298
                                     ===============================================

                                       2

(1)  The changes in total cost of properties are as follows:

                                         Year ended December 31,
                                  --------------------------------------------
                                        1999             1998             1997
------------------------------------------------------------------------------
Balance beginning of year       $361,892,910      328,527,402      210,258,781
Additions during year:
    Acquisitions                  10,602,882       26,417,356      133,175,815
    Improvements                   2,728,549        5,672,676        3,110,648
    Development                    6,491,855        6,738,109       15,633,614
                                 ---------------------------------------------

                                  19,823,286       38,828,141      151,920,077
                                 ---------------------------------------------

Deductions during year:
    Valuation allowance for
      loss                                --               --       (1,148,000)
    Cost of real estate sold              --       (5,462,633)     (32,340,056)
    Retirements and disposals             --               --         (163,400)
                                 ---------------------------------------------
                                          --       (5,462,633)     (33,651,456)
                                 ---------------------------------------------
Balance end of year             $381,716,196      361,892,910      328,527,402
                                 =============================================


(2) The changes in accumulated depreciation are as follows:

                                                Year ended December 31,
                                        1999             1998             1997
                                ----------------------------------------------
Balance beginning of year       $    (50,540,094)   (42,781,532)   (42,702,472)
Depreciation and Amortization         (9,557,204)    (8,813,251)    (6,954,803)
Retirements, disposals and sales                      1,054,689      6,875,743
                                 ---------------------------------------------

Balance end of year             $    (60,097,298)   (50,540,094)   (42,781,532)
                                 ==============================================

(3) The aggregate cost of properties for Federal income tax purposes is approximately $342,000,000 at December 31, 1999.
(4)  See Item 2 for geographic  location of properties.
(5)  Freestate  includes one bowling center in Illinois.