Form 10-Q
period 2000-03-31
MID ATLANTIC REALTY TRUST
filed 2000-04-28
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended     March 31, 2000
                                   ---------------------------------------------
or
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from   __________________  to ___________________
(Amended by Exch Act Rel No. 312905.  Eff 4/26/93)

Commission file Number                1-12286
                      ----------------------------------------------------------

                            Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          Maryland                                          52-1832411
--------------------------------                        ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland          21093
--------------------------------------------------------   ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (410) 684-2000
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

                             X     Yes         No
                            ----        ------

13,777,372 Common Shares were outstanding as of April 18, 2000.

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

         Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.   OTHER INFORMATION

         Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


                                          MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                   Consolidated Balance Sheets



                                                                                                    As of
                                                                                       March 31, 2000   December 31, 1999
 .........................................................................................................................
                                                                                        (UNAUDITED)
ASSETS
Properties:
     Operating properties                                                             $   393,355,523       376,030,262
     Less accumulated depreciation and amortization                                        62,587,766        60,097,298
                                                                                   ------------------------------------
                                                                                          330,767,757       315,932,964
     Properties in development                                                              6,920,000         2,098,324
     Properties held for development or sale                                                3,587,610         3,587,610
                                                                                   ------------------------------------
                                                                                          341,275,367       321,618,898

     Cash and cash equivalents                                                              1,155,784           147,878
     Notes and accounts receivable - tenants and other                                      1,994,233         2,160,417
     Prepaid expenses and deposits                                                          2,256,285         2,637,405
     Deferred financing costs, net                                                          1,991,239         2,006,063
                                                                                   ------------------------------------
                                                                                      $   348,672,908       328,570,661
                                                                                   ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                                            $     6,102,911         6,399,153
     Notes payable                                                                         46,100,000        27,500,000
     Construction loan payable                                                              9,000,000         9,000,000
     Mortgages payable                                                                    141,683,027       136,847,831
     Convertible subordinated debentures                                                   13,246,000        13,246,000
     Deferred income                                                                          623,433           549,347
                                                                                   ------------------------------------
                                                                                          216,755,371       193,542,331
                                                                                   ------------------------------------

Minority interest in consolidated joint ventures                                           37,114,788        37,359,843
                                                                                   -----------------------------------


Shareholders' equity:
     Preferred shares of beneficial interest, $.01 par value, authorized
       2,000,000 shares, issued and outstanding, none                                               -                 -
     Common shares of beneficial interest, $.01 par value, authorized
       100,000,000 shares, issued and outstanding 13,777,372 and 14,005,407 shares,
       respectively                                                                           137,774           140,054
     Additional paid-in capital                                                           124,770,981       126,805,104
     Distributions in excess of accumulated earnings                                      (30,106,006)      (29,276,671)
                                                                                   ------------------------------------
                                                                                           94,802,749        97,668,487
                                                                                   ------------------------------------
                                                                                   ------------------------------------
                                                                                      $   348,672,908       328,570,661
                                                                                   ====================================







See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (UNAUDITED)



                                                    Three months ended March 31,

                                                     2000                 1999
 ................................................................................

REVENUES:
     Rentals                                       $   11,440,654    10,915,078
     Tenant recoveries                                  2,394,330     2,050,644
     Other                                                 74,397        56,028
                                                  -----------------------------
                                                       13,909,381    13,021,750
                                                  -----------------------------

EXPENSES:
     Interest                                           3,842,466     3,232,593
     Depreciation and amortization
       of property and improvements                     2,504,492     2,295,418
     Operating                                          3,105,985     2,820,466
     General and administrative                           702,857       699,062
                                                  -----------------------------
                                                       10,155,800     9,047,539
                                                  -----------------------------


EARNINGS FROM OPERATIONS
     BEFORE MINORITY INTEREST                           3,753,581     3,974,211

Minority Interest                                        (826,575)     (799,242)
                                                  -----------------------------

NET EARNINGS                                       $    2,927,006     3,174,969
                                                  =============================

                                                  -----------------------------
NET EARNINGS PER SHARE - basic and diluted         $         0.21         0.22
                                                  =============================






See accompanying notes to consolidated financial statements.

                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                                             (UNAUDITED)



                                                                        Three months ended March 31,

                                                                        2000                 1999
====================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                   $    2,927,006        3,174,969
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                                   2,504,492        2,295,418
         Minority interest in earnings, net                                826,575          799,242
         Amortization of deferred financing costs                           90,700           54,107
         Changes in operating assets and liabilities:
           Decrease in assets                                              547,304          676,546
           Decrease in liabilities                                        (222,156)        (230,187)
          Other, net                                                        77,016           80,692
                                                                 ----------------------------------
        Total adjustments                                                3,823,931        3,675,818
                                                                 ----------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,750,937        6,850,787
                                                                 ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of and additions to properties                       (16,556,970)      (9,410,284)
     Payments to minority partners                                      (1,071,630)        (898,500)
                                                                 ----------------------------------
               NET CASH USED BY INVESTING ACTIVITIES                   (17,628,600)     (10,308,784)
                                                                 ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                        21,100,000       17,000,000
     Principal payments on notes payable                                (2,500,000)      (8,400,000)
     Proceeds from mortgages payable                                             -       11,600,000
     Principal payments on mortgages payable                              (726,979)     (10,126,300)
     Additions to deferred financing costs                                 (72,628)        (379,054)
     Shares repurchased                                                 (2,158,483)      (1,898,356)
     Dividends paid                                                     (3,756,341)      (3,742,418)

                                                                 ----------------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                11,885,569        4,053,872
                                                                 ----------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                1,007,906          595,875

CASH AND CASH EQUIVALENTS, beginning of period                             147,878          611,107
                                                                 ----------------------------------

CASH AND CASH EQUIVALENTS, end of period                            $    1,155,784        1,206,982
                                                                 ==================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Mortgages payable assumed                                      $    5,562,175                -
     Operating Partnership Units issued                                          -        1,379,908
                                                                 ===================================







See accompanying notes to consolidated financial statements

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


Description of Business
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.
    The Company has an equity interest in 35 operating shopping centers, 29 of which are wholly owned by the Company and six in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 147 acres, which it is holding for development or sale.
     All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART control the Operating Partnership as the sole general partner, and owns approximately 80% of the Units at March 31, 2000.

Consolidated  Financial  Statements
The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements have been prepared using the accounting policies described in the Company's 1999 annual report on Form 10-K. The consolidated balance sheet as of March 31, 2000 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and March 31, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

Segment Information
The Company's only reportable segment is Shopping Centers. This segment includes the operation and management of shopping center properties, and revenues are derived primarily from rents and services to tenants. These properties are managed separately from the other property types owned by the Company because they require different operating strategies and management expertise.
     Segment operating results are measured and assessed based on a performance measure known as Funds from Operations ("FFO"). FFO is defined as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses from sales of operating properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

                                               MID-ATLANTIC REALTY TRUST
                              Notes To Consolidated Financial Statements - Continued
                                                     (UNAUDITED)

Operating results for the segments are summarized as follows:


                                        Three months ended March 31,

                               2000                                        1999
----------------------------------------------------------------------------------------------------------------
                             Shopping          All                       Shopping         All
                             Centers          Other      Total           Centers         Other        Total
----------------------------------------------------------------------------------------------------------------
Revenues                     $ 13,409,927     499,454    13,909,381      12,508,074      513,676      13,021,750


Expenses, exclusive of          7,443,098     208,210     7,651,308       6,538,028      214,093       6,752,121
     depreciation and
     amortization of property
     and improvements
Minority Interest                 829,854      (3,279)      826,575         799,522         (280)        799,242
                            ------------------------------------------------------------------------------------
FFO                          $  5,136,975     294,523     5,431,498       5,170,524      299,863       5,470,387
                            ====================================================================================

A reconciliation of FFO reported to earnings from operations in the financial statements is summarized as follows:


                                 Three months ended March 31,

                                 2000                   1999
--------------------------------------------------------------
Operating results:
     FFO                      $    5,431,498         5,470,387
     Depreciation and
       amortization of
       property and
       improvements                2,504,492         2,295,418
                             ---------------------------------
Earnings from operations      $    2,927,006         3,174,969
                             =================================

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:


                                                                                        Three months ended March 31,
                                                                                            2000            1999
-------------------------------------------------------------------------------------------------------------------

Numerator:
   Net earnings                                                                        $  2,927,006       3,174,969
      Dividends on unvested restricted share awards                                         (67,866)        (72,032)

                                                                                      -----------------------------
   Numerator for basic earnings per share--earnings available to common shareholders      2,859,140       3,102,937

      Interest on subordinated debentures                                                         -         283,341
                                                                                      -----------------------------
   Numerator for diluted earnings per share--earnings available to common shareholders $  2,859,140       3,386,278
                                                                                      =============================

Denominator:(1)
   Denominator for basic earnings per share--weighted average shares outstanding         13,560,516      14,135,807
   Effect of dilutive securities:
      Debentures                                                                                  -       1,326,762
      Unvested portion of restricted share awards and share options                           2,567          13,384
                                                                                      -----------------------------
   Denominator for diluted earnings per share--adjusted weighted average shares          13,563,083      15,475,953
                                                                                      =============================



(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At March 31, 2000, the convertible subordinated debentures, if converted, would produce an additional 1,261,524 shares and the Units, if exchanged, would produce an additional 3,373,907 shares.

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Convertible Subordinated Debentures
Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at March 31, 2000, of $13,246,000, if fully converted, would produce additional 1,261,524 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

Part I. FINANCIAL INFORMATION
ITEM 2.


                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the quarters ended March 31, 2000 and 1999.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Operating Results- Shopping Centers

The operating results of shopping centers properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2000 and 1999 is summarized in the following table:


                                    Transaction or
Property                            Opening Date
-------------------------------------------------------

Acquisitions
------------
Fullerton Plaza                     March 2000
Stonehedge Square                   February 2000
Saucon Valley                       March 1999

Development/Redevelopment
-------------------------
Harford Mall                        December 1999
Arundel Plaza                       March 1999


Operating results of shopping center properties are summarized as follows (in thousands):

                                                                               Three months ended March 31,
                                                                                      2000         1999
                                                                                  -----------------------
Revenues                                                                           $   13,410      12,508
Operating and interest expenses, exclusive of depreciation and amortization             7,443       6,538
Depreciation and amortization                                                           2,384       2,180
Minority interest                                                                         830         799
                                                                                  -----------------------
Earnings from operations                                                           $    2,753       2,991
                                                                                  =======================

     Revenues from shopping centers increased by $902,000 in 2000, due primarily to the operations of the properties acquired in 2000 and 1999 ($473,000), the redevelopment projects ($500,000) and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $905,000 in 2000 due primarily to the acquisitions and redevelopments referred to above ($729,000). Depreciation and amortization expense increased by $204,000 in 2000 due primarily to the acquisitions and redevelopments referred to above.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
          Of Financial Condition And Results Of Operations - Continued

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):


                                                                                Three months ended March 31,
                                                                                    2000          1999
                                                                               -----------------------------
Revenues                                                                        $     499             514
Operating and interest expenses, exclusive of depreciation and amortization           208             214
Depreciation and amortization                                                         120             116
Minority interest                                                                      (3)              -
                                                                               -----------------------------
Earnings from operations                                                        $     174             184
                                                                               =============================

Funds from Operations
The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REIT's because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $5,431,000 and $5,470,000 for the three months ended March 31, 2000 and 1999, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above. The decrease in FFO in 2000 is due primarily to the bankruptcy of a principal tenant at a shopping center in July 1999. The decrease also reflects the Company's decision to use approximately $6,108,000 to repurchase 548,945 common shares during the year ended March 31, 2000.

In 1999, NAREIT clarified the definition of FFO to address diversity in practice with respect to the treatment of nonrecurring items. Under the revised definition, FFO includes all nonrecurring items that are included in net earnings, except for gains and losses from sales of depreciable operating properties and items that are defined as extraordinary items under GAAP. The clarified definition was effective January 1, 2000 and was applicable retroactively. It did not change the Company's calculation of FFO.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $1,245,784 at March 31, 2000.

     Net cash provided by operating activities was $6,751,000 and $6,851,000 in the three months ended March 31, 2000 and 1999, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net  cash  used  by  investing   activities   increased  by  $7,320,000  to
$17,629,000 in 2000 from $10,309,000 in 1999. The increase was due primarily to a higher level of acquisitions.

     Net cash used by financing activities increased by $7,832,000 to $11,886,000 in 2000 from $4,054,000 in 1999. The increase was primarily a result of increased credit line borrowings $10,000,000 and decreased net financing proceeds ($1,474,000).

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

Cautionary Disclosure Relating to Forward Looking Statements (Continued)

materially from those in the forward looking statements, and should not be relied upon as predictions of future events. Factors which could impact future results include (among other things) general economic conditions, local real estate conditions, oversupply of available space, financial condition of tenants, timely ability to lease or re-lease space upon favorable economic terms, agreements with anchor tenants, interest rates, availability of financing, competitive factors, and similar considerations. The Company disclaims any obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see "Risk Factors" filed as Exhibit 99.1 to the Company's Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk- There have been no material changes in the Company's market risk information since December 31, 1999.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings - In the ordinary course of business, the company is involved in legal proceedings. However, there are no material legal proceedings pending against the Company.

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders is to be held on May 12, 2000. At this time, matters which appeared on the April 5, 2000 proxy statement will be submitted for approval.

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

                                  MID-ATLANTIC REALTY TRUST
                                   Summary Financial Data
                           (In thousands, except per share data)



                                                                             Three months
                                                                            ended March 31,
                                                                  ---------------------------------
                                                                        2000               1999
                                                                  ---------------------------------
Revenues                                                         $    13,909,381         13,021,750
                                                                 ==================================

Net earnings                                                     $     2,927,006          3,174,969
                                                                 ==================================
Net earnings per share - basic                                   $          0.21               0.22
Net earnings per share - diluted                                            0.21               0.22
                                                                 ==================================

Total assets                                                     $   348,672,908        328,570,661

Indebtedness -
   Total mortgages, convertible debentures, construction
   loans, notes and loans payable                                $   210,029,027        186,593,831
                                                                 ==================================

Funds from Operations (FFO) - (1)                                $     5,431,498          5,470,387
                                                                 ==================================

Net cash flow:
    Provided by operating activities                             $     6,750,937          6,850,787
    Used in investing activities                                 $   (17,628,600)       (10,308,784)
    Provided by financing activities                             $    11,885,569          4,053,872
                                                                 ==================================

Cash dividends paid per share                                    $          0.27               0.26
                                                                 ==================================

Weighted average number of shares outstanding - EPS:
    Basic                                                             13,560,516         14,135,807
    Diluted                                                           13,563,083         15,475,973
                                                                 ==================================

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings                                                     $     2,927,006          3,174,969
Depreciation                                                           2,504,492          2,295,418

                                                                 ----------------------------------
FFO                                                              $     5,431,498          5,470,387
                                                                 ==================================

 (1) The Company believes that Funds from Operations (FFO) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results. Funds from operations is defined by the National Association of Real Estate Investment Trust, Inc. (NAREIT) as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by generally accepted accounting principles (GAAP). FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REIT's because they may not use the current NAREIT definition or they may interpret the definition differently.

Item 6.  Exhibits and Reports on From 8-K - None

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           MID-ATLANTIC REALTY TRUST AND
                                           SUBSIDIARIES
                                           (Registrant)



Date:    4/28/00                           /s/ F. Patrick Hughes
      ----------------------------         -------------------------------------
                                           F. Patrick Hughes
                                           President and Chief Executive Officer







Date:      4/28/00                         /s/ Janice C. Robinson
      -----------------------------        -------------------------------------
                                           Janice C. Robinson
                                           Vice President and Controller