Form 10-Q
period 2000-06-30
MID ATLANTIC REALTY TRUST
filed 2000-08-01
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]
For the quarterly period ended            June 30, 2000
                                 -----------------------------------------------
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ______________________ to _____________________

(Amended by Exch Act Rel No. 312905.  Eff 4/26/93)

Commission file Number                1-12286
                       ---------------------------------------------------------

                            Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Maryland                                    52-1832411
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland             21093
--------------------------------------------------------       -----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (410) 684-2000
                                                               -----------------



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

                          X           Yes                       No
                ---------------------     ---------------------


13,742,169 Common Shares were outstanding as of July 25, 2000.

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

         Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.      OTHER INFORMATION

         Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                 As of
                                                                     June 30, 2000   December 31, 1999
------------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)

ASSETS
Properties:
     Operating properties                                  $           393,961,968         376,030,262
     Less accumulated depreciation and amortization                     65,169 804          60,097,298
                                                           -------------------------------------------
                                                                       328,792,164         315,932,964
     Properties in development                                          16,280,308           2,098,324
     Properties held for development or sale                             3,587,610           3,587,610
                                                           -------------------------------------------
                                                                       348,660,082         321,618,898

     Cash and cash equivalents                                           1,852,972             147,878
     Notes and accounts receivable - tenants and other                   1,898,483           2,160,417
     Prepaid expenses and deposits                                       1,426,581           2,637,405
     Deferred financing costs, net                                       2,178,223           2,006,063
                                                           -------------------------------------------
                                                           $           356,016,341         328,570,661
                                                           ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                 $             6,285,680           6,399,153
     Notes payable                                                      54,000,000          27,500,000
     Construction loan payable                                           9,000,000           9,000,000
     Mortgages payable                                                 141,310,985         136,847,831
     Convertible subordinated debentures                                13,221,000          13,246,000
     Deferred income                                                       557,244             549,347
                                                           -------------------------------------------
                                                                       224,374,909         193,542,331
                                                           -------------------------------------------

Minority interest in consolidated joint ventures                        37,442,841          37,359,843
                                                           -------------------------------------------


Shareholders' equity:
     Preferred shares of beneficial interest,
       $.01 par value, authorized
       2,000,000 shares, issued and outstanding, none                            -                   -
     Common shares of beneficial interest,
       $.01 par value, authorized
       100,000,000 shares, issued and outstanding 13,742,169
       and 14,005,407 shares, respectively                                 137,422             140,054
     Additional paid-in capital                                        124,487,306         126,805,104
     Distributions in excess of accumulated earnings                   (30,426 137)        (29,276,671)
                                                           -------------------------------------------
                                                                        94,198,591          97,668,487
                                                           -------------------------------------------

                                                           -------------------------------------------
                                                           $           356,016,341         328,570,661
                                                           ===========================================



See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)





                                                Six months ended June 30,              Three months ended June 30,
                                                2000                 1999                2000                 1999
----------------------------------------------------------------------------------------------------------------------

REVENUES:
     Rentals                                 $    23,575,476     22,061,953        $   12,134,822           11,146,875
     Tenant recoveries                             4,595,994      3,994,072             2,201,665            1,943,427
     Other                                           221,666        198,117               147,270              142,089
                                             ----------------------------------  -------------------------------------
                                                  28,393,136     26,254,142            14,483,757           13,232,391
                                             ----------------------------------  -------------------------------------
EXPENSES:
     Interest                                      7,922,573      6,717,151             4,080,108            3,484,558
     Depreciation and amortization
       of property and improvements                5,086,530      4,667,723             2,582,037            2,372,305
     Operating                                     5,996,721      5,543,157             2,890,737            2,722,692
     General and administrative                    1,473,012      1,338,102               770,155              639,040
                                             ----------------------------------  -------------------------------------
                                                  20,478,836     18,266,133            10,323,037            9,218,595
                                             ----------------------------------  -------------------------------------

EARNINGS FROM OPERATIONS
     BEFORE MINORITY INTEREST                      7,914,300      7,988,009             4,160,720            4,013,796

Minority Interest                                 (1,758,825)    (1,587,948)             (932,250)            (788,706)
                                             ----------------------------------  -------------------------------------

EARNINGS BEFORE EXTRAORDINARY GAIN                 6,155,475      6,400,061             3,228,470            3,225,090
                                             ----------------------------------  -------------------------------------

Extraordinary gain from early
  extinguishment of debt                             163,923              -               163,923                    -
                                             ----------------------------------  -------------------------------------

NET EARNINGS                                 $     6,319,398      6,400,061        $    3,392,393            3,225,090
                                             ==================================  =====================================


NET EARNINGS PER SHARE - basic and diluted:
Earnings before extraordinary gain           $          0.44           0.44                  0.23                 0.22
Extraordinary gain from early
  extinguishment of debt                                0.01              -                  0.01                    -
                                             ----------------------------------  -------------------------------------
Net earnings                                 $          0.45           0.44                  0.24                 0.22
                                             ==================================  =====================================


See accompanying notes to consolidated financial statements.


                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                                  Six months ended June 30,
                                                                                     2000            1999
----------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $   6,319,398       6,400,061
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Extraordinary gain from early extinguishment of debt                     (163,923)              -
         Depreciation and amortization                                           5,086,530       4,667,723
         Minority interest in earnings, net                                      1,758,825       1,587,948
         Amortization of deferred financing costs                                  186,664         136,310
         Changes in operating assets and liabilities:
           Decrease in assets                                                    1,472,758       1,485,535
           Decrease in liabilities                                                (105,576)       (443,681)
        Other, net                                                                 194,327         137,831
                                                                             -----------------------------
        Total adjustments                                                        8,429,605       7,571,666
                                                                             -----------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                        14,749,003      13,971,727
                                                                             -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of and additions to properties                               (26,081,779)    (12,366,352)
     Payments to minority partners                                              (2,075,828)     (1,798,584)
                                                                             -----------------------------
               NET CASH USED IN INVESTING ACTIVITIES                           (28,157,607)    (14,164,936)
                                                                             -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                                54,600,000      28,000,000
     Principal payments on notes payable                                       (28,100,000)    (17,900,000)
     Proceeds from mortgages payable                                             7,070,000      11,600,000
     Principal payments on mortgages payable                                    (8,005,098)    (10,750,326)
     Proceeds from construction loans payable                                            -          64,988
     Additions to deferred financing costs                                        (347,445)       (846,000)
     Shares repurchased                                                         (2,634,895)     (2,014,003)
     Dividends paid                                                             (7,468,864)     (7,466,037)
     Other, net                                                                          -             (29)
                                                                             -----------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                        15,113,698         688,593
                                                                             -----------------------------

               NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,705,094         495,384

CASH AND CASH EQUIVALENTS, beginning of period                                     147,878         611,107
                                                                             -----------------------------

CASH AND CASH EQUIVALENTS, end of period                                     $   1,852,972       1,106,491
                                                                             =============================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Conversion of subordinated debentures, net of deferred
       financing costs                                                       $      24,586        132,025
     Mortgages payable assumed                                                   5,562,175              -
     Operating Partnership Units issued                                      $     400,000      1,379,908
                                                                             =============================



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

Description of Business
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.
     The Company has an equity interest in 35 operating shopping centers, 29 of which are wholly owned by the Company and six in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company owns seven undeveloped parcels of land totaling approximately 147 acres, which it is holding for development or sale. The Company also owns two properties currently under development, Waverly Woods in Howard County, Maryland and Security Square in Baltimore County, Maryland. These development projects will be grocery-anchored community centers upon completion.
All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 80% of the Units at June 30, 2000.

Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements have been prepared using the accounting policies described in the Company's 1999 annual report on Form 10-K. The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the six and three month periods ended June 30, 2000 and June 30, 1999 and the consolidated statements of cash flows for the six month periods ended June 30, 2000 and June 30, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Operating  results for the segments are  summarized as follows for the six month periods ended June 30, 2000 and June 30, 1999:


                                                                           Six months ended June 30,
                                                              2000                                             1999
------------------------------------------------------------------------------------------------------------------------------------
                                             Shopping          All                           Shopping           All
                                              Centers         Other           Total          Centers           Other      Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                              $     27,385,359      1,007,777       28,393,136       25,196,523      1,057,619    26,254,142

Expenses, exclusive of                      14,970,606        421,700       15,392,306       13,214,070        384,340    13,598,410
     depreciation and
     amortization of property
     and improvements
Minority Interest                            1,762,929         (4,104)       1,758,825        1,587,256            692     1,587,948
                                      ----------------------------------------------------------------------------------------------
FFO                                   $      10,651,824       590,181       11,242,005       10,395,197        672,587    11,067,784
                                      ==============================================================================================



A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:


                                               Six months ended June 30,
                                              2000                  1999
---------------------------------------------------------------------------
Operating results:
     FFO                             $     11,242,005            11,067,784
     Depreciation and
       amortization of
       property and
       improvements                         5,086,530             4,667,723
                                     --------------------------------------

Earnings from operations             $      6,155,475             6,400,061
                                     ======================================



Operating results for the segments are summarized as follows for the three month periods ended June 30, 2000 and June 30, 1999:


                                                                          Three months ended June 30,
                                                              2000                                             1999
------------------------------------------------------------------------------------------------------------------------------------
                                             Shopping          All                           Shopping           All
                                              Centers         Other           Total          Centers           Other      Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                              $   13,975,433         508,324        14,483,757       12,688,448      543,943     13,232,391


Expenses, exclusive of                     7,527,511         213,489         7,741,000        6,649,181      197,109      6,846,290
     depreciation and
     amortization of property
     and improvements
Minority Interest                            933,077            (827)          932,250          787,735          971        788,706
                                       ---------------------------------------------------------------------------------------------
FFO                                   $    5,514,845         295,662         5,810,507        5,251,532      345,863      5,597,395
                                       =============================================================================================


                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:


                           Three months ended June 30,
                           2000                  1999
------------------------------------------------------

Operating results:
     FFO                   $  5,810,507     5,597,395
     Depreciation and
       amortization of
       property and
       improvements           2,582,037     2,372,305
                           --------------------------

Earnings from operations   $  3,228,470     3,225,090
                           ==========================


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

The following table sets forth information relating to the computation of basic and diluted earnings per share:


                                                                            Six months ended June 30,    Three months ended June 30,
                                                                                2000          1999             2000           1999
------------------------------------------------------------------------------------------------------------------------------------

Numerator:
   Earnings before extraordinary gain                                     $    6,155,475     6,400,061       3,228,470    3,225,090
      Dividends on unvested restricted share awards                             (137,322)     (147,437)        (69,456)     (75,405)
                                                                          -----------------------------      -----------------------
   Numerator for basic earnings per share--
    earnings available to common shareholders                                  6,018,153     6,252,624       3,159,014    3,149,685
      Interest on subordinated debentures                                        538,252       563,600         268,014      280,259
                                                                          ----------------------------       -----------------------
   Numerator for diluted earnings per share--
     earnings available to common shareholders                            $    6,556,405     6,816,224       3,427,028    3,429,944
                                                                          ============================       =======================

Denominator:(1)
   Denominator for basic earnings per share--
     weighted average shares outstanding                                      13,534,722    14,087,355      13,503,848   14,038,843

   Effect of dilutive securities:
      Debentures                                                               1,260,228     1,313,905       1,261,084    1,313,909
      Unvested portion of restricted share awards and share options                2,424        20,241           2,279       26,811
                                                                          ----------------------------      ------------------------
   Denominator for diluted earnings per share--
     adjusted weighted average shares                                         14,797,374    15,421,501      14,767,211   15,379,563
                                                                          ============================      ========================



(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At June 30, 2000, the convertible subordinated debentures, if converted, would produce an additional 1,259,143 shares and the Units, if exchanged, would produce an additional 3,407,240 shares.

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at June 30, 2000, of $13,221,000, if fully converted, would produce additional 1,259,143 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

Part I. FINANCIAL INFORMATION
ITEM 2.


                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the six and three month periods ended June 30, 2000 and June 30, 1999.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2000 and 1999 is summarized in the following table:


                                           Transaction or
Property                                   Opening Date
-----------------------------------------------------------------

Acquisitions
------------

Fullerton Plaza                            March 2000
Stonehedge Square                          February 2000
Saucon Valley                              March 1999

Development/Redevelopment
-------------------------

Harford Mall                               December 1999
Arundel Plaza                              March 1999




Comparison of six months ended June 30, 2000 to six months ended June 30, 1999

Shopping Center Properties

Operating results are summarized as follows (in thousands):


                                                                              Six months ended June 30,
                                                                                   2000         1999
                                                                              -------------------------

Revenues                                                                      $   27,385        25,197
Operating and interest expenses, exclusive of depreciation and amortization       14,971        13,214
Depreciation and amortization                                                      4,853         4,434
Minority interest                                                                  1,763         1,587
                                                                              ------------------------
Earnings from operations                                                      $    5,798         5,962
                                                                              ========================


     Revenues  from  shopping  centers  increased  by  $2,188,000  in 2000,  due primarily to the operations of the properties acquired in 2000 and 1999 ($1,064,000), the redevelopment projects ($1,122,000) and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $1,757,000 in 2000 due primarily to the acquisitions and redevelopments referred to above ($1,200,000). Depreciation and amortization expense increased by $419,000 in 2000 due primarily to the acquisitions and redevelopments referred to above.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
          Of Financial Condition And Results Of Operations - Continued




All Other Properties

Operating results are summarized as follows (in thousands):

                                                                             Six months ended June 30,
                                                                                2000          1999
                                                                             -------------------------
Revenues                                                                     $  1,008         1,057
Operating and interest expenses, exclusive of depreciation and amortization       421           384
Depreciation and amortization                                                     233           234
Minority interest                                                                  (4)            1
                                                                             -------------------------
Earnings from operations                                                     $    358           438
                                                                             =========================


Comparison  of three  months  ended June 30, 2000 to three months ended June 30, 1999

Shopping Center Properties

Operating results are summarized as follows (in thousands):


                                                                             Three months ended June 30,
                                                                                2000          1999
                                                                             ---------------------------
Revenues                                                                     $  13,975        12,688
Operating and interest expenses, exclusive of depreciation and amortization      7,527         6,649
Depreciation and amortization                                                    2,468         2,254
Minority interest                                                                  933           787
                                                                             ---------------------------
Earnings from operations                                                     $   3,047         2,998
                                                                             ===========================



     Revenues  from  shopping  centers  increased  by  $1,287,000  in 2000,  due primarily to the operations of the properties acquired in 2000 and 1999 ($533,000), the redevelopment projects ($441,000) and other net rental and occupancy changes including a $460,000 settlement payment received from a former tenant that is in bankruptcy.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $878,000 in 2000 due primarily to the acquisitions and redevelopments referred to above ($543,000). Depreciation and amortization expense increased by $214,000 in 2000 due primarily to the acquisitions and redevelopments referred to above.

All Other Properties

Operating results are summarized as follows (in thousands):

                                                                             Three months ended June 30,
                                                                                2000          1999
                                                                             ---------------------------

Revenues                                                                     $  508           544
Operating and interest expenses, exclusive of depreciation and amortization     214           198
Depreciation and amortization                                                   114           118
Minority interest                                                                (1)            1
                                                                             ---------------------------
Earnings from operations                                                     $   181          227
                                                                             ===========================

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

FFO was $11,242,000 and $11,068,000 for the six months ended June 30, 2000 and 1999, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

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

Liquidity and Capital Resources
The Company had cash and cash equivalents of $1,852,972 at June 30, 2000.

      Net cash provided by operating activities was $14,913,000 and $13,972,000 in the six months ended June 30, 2000 and 1999, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

      Net cash used by investing activities increased by $13,993,000 to $28,158,000 in 2000 from $14,165,000 in 1999. The increase was due primarily to higher levels of acquisitions and development activity.

      Net cash used by financing activities increased by $14,261,000 to $14,950,000 in 2000 from $689,000 in 1999. The increase was primarily a result of increased net credit line borrowings of $16,400,000 primarily related to financing development and acquisition activity.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders was held on May 12, 2000. Elected to serve as trustees for the ensuing year and until the election and qualification of their successors were:
David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman and Daniel S. Stone.

Matter Voted Upon                                           For             Against      Withheld
-----------------                                           ---             -------      --------
a.  Election of Trustees:

         David F. Benson                                 12,993,650            -          54,225
         Marc P. Blum                                    12,992,830            -          55,045
         Robert A. Frank                                 12,997,041            -          50,834
         LeRoy E. Hoffberger                             12,986,390            -          61,485
         F. Patrick Hughes                               12,994,961            -          52,914
         M. Ronald Lipman                                12,996,489            -          51,386
         Daniel S. Stone                                 12,999,835            -          48,040


b.  Proposal  to approve the appointment
of KPMG LLP as the independent certified
public accountants of MART for the fiscal
year ending December 31, 2000:                           12,993,030            -          21,252


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

                                                  MID-ATLANTIC REALTY TRUST
                                                    Summary Financial Data
                                     (In thousands, except share data and per share data)

                                                                   Six Months                         Three Months
                                                                 Ended June 30,                      Ended June 30,
                                                             ----------------------            --------------------------
                                                                   2000        1999                 2000            1999
                                                             ----------------------            --------------------------

Revenues                                                     $    28,393      26,254               14,484          13,232
                                                             -----------------------           --------------------------

Net earnings                                                 $     6,319       6,400                3,393           3,225
                                                             -----------------------           --------------------------
Net earnings per share - basic & diluted                     $      0.45        0.44                 0.24            0.22
                                                             -----------------------           --------------------------
Total assets                                                 $   356,016     328,641

Indebtedness -
   Total mortgages, convertible debentures, construction
    loans, notes and loans payable                           $   217,532     177,547
                                                             -----------------------           --------------------------

Funds from Operations (FFO) - (1)                            $    11,242      11,068                5,811           5,597
                                                             -----------------------           --------------------------

Net cash flow:
    Provided by operating activities                         $    14,749      13,972                8,162           7,121
    Used in investing activities                             $   (28,158)    (14,165)             (10,529)         (3,856)
    Provided by financing activities                         $    15,114         689                3,064          (3,365)
                                                             -----------------------           --------------------------

Cash dividends paid per share                                $      0.54        0.52                 0.27            0.26
                                                             -----------------------           --------------------------

Weighted average number of shares outstanding - EPS:
    Basic                                                     13,534,722  14,087,355           13,503,848      14,038,843
    Diluted                                                   14,797,374  15,421,501           14,767,211      15,379,563
                                                             -----------------------           --------------------------

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings                                                 $     6,319       6,400                3,393           3,225
Depreciation                                                       5,087       4,668                2,582           2,372
Extraordinary gain from early extinguishment of debt                (164)          -                 (164)              -
                                                             -----------------------            -------------------------
FFO                                                          $    11,242      11,068                5,811           5,597
                                                             =======================            =========================


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



                                        MID-ATLANTIC REALTY TRUST AND
                                        SUBSIDIARIES
                                        (Registrant)



Date:  8/1/00                              /s/ F. Patrick Hughes
       -------                             -------------------------------------
                                           F. Patrick Hughes
                                           President and Chief Executive Officer







Date:  8/1/00                             /s/Janice C. Robinson
       -------                            --------------------------------------
                                          Janice C. Robinson
                                          Vice President and Controller