Form 10-Q
period 2000-09-30
MID ATLANTIC REALTY TRUST
filed 2000-10-30
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
For the quarterly period ended           September 30, 2000
                               -------------------------------------------------
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________


Commission file Number                1-12286
                       ---------------------------------------------------------

                            Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

               Maryland                                52-1832411
---------------------------------------  ---------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland            21093
--------------------------------------------------------   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (410) 684-2000
                                                           ---------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X           Yes                       No
                ---------------------     ---------------------


13,744,634 Common Shares were outstanding as of October 30, 2000.

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

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.  OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                                     As of
                                                                 September 30, 2000          December 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)

ASSETS
Properties:
     Operating properties                                        $    394,180,328                  376,030,262
     Less accumulated depreciation and amortization                    67,817,261                   60,097,298
                                                                 ---------------------------------------------
                                                                      326,363,067                  315,932,964
     Properties in development                                         21,582,795                    2,098,324
     Properties held for development or sale                            3,587,610                    3,587,610
                                                                 ---------------------------------------------
                                                                      351,533,472                  321,618,898


     Cash and cash equivalents                                            724,153                      147,878
     Notes and accounts receivable - tenants and other                  3,597,789                    2,160,417
     Prepaid expenses and deposits                                      3,706,392                    2,637,405
     Deferred financing costs, net                                      2,354,977                    2,006,063
                                                                 ---------------------------------------------

                                                                 $    361,916,783                  328,570,661
                                                                 =============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                       $      7,957,034                    6,399,153
     Notes payable                                                     36,000,000                   27,500,000
     Construction loans payable                                        18,740,555                    9,000,000
     Mortgages payable                                                154,846,970                  136,847,831
     Convertible subordinated debentures                               13,151,000                   13,246,000
     Deferred income                                                      506,789                      549,347
                                                                 ---------------------------------------------

                                                                      231,202,348                  193,542,331
                                                                 ---------------------------------------------

Minority interest in consolidated joint ventures                       37,024,999                   37,359,843
                                                                 ---------------------------------------------


Shareholders' equity:
     Preferred shares of beneficial interest,
       $.01 par value, authorized 2,000,000 shares,
       issued and outstanding, none                                             -                            -
     Common shares of beneficial interest,
       $.01 par value, authorized 100,000,000 shares, issued
       and outstanding 13,744,634 and 14,005,407 shares, respectively     137,446                      140,054
     Additional paid-in capital                                       124,625,842                  126,805,104
     Distributions in excess of accumulated earnings                  (31,073,852)                 (29,276,671)
                                                                 ---------------------------------------------
                                                                       93,689,436                   97,668,487
                                                                 ---------------------------------------------

                                                                 ---------------------------------------------
                                                                 $    361,916,783                  328,570,661
                                                                 =============================================




See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)


                                                          Nine months ended September 30,    Three months ended September 30,
                                                              2000                1999          2000                  1999
-----------------------------------------------------------------------------------------------------------------------------


REVENUES:
     Rentals                                             $  35,515,335       33,061,179        $ 11,939,859        10,999,226
     Tenant recoveries                                       6,754,995        6,008,055           2,159,001         2,013,983
     Other                                                     328,211          419,297             106,545           221,180
                                                         ------------------------------        ------------------------------

                                                            42,598,541       39,488,531          14,205,405        13,234,389
                                                         ------------------------------        ------------------------------
EXPENSES:
     Interest                                               12,058,836       10,342,289           4,136,263         3,625,139
     Depreciation and amortization
       of property and improvements                          7,773,624        7,108,936           2,687,094         2,441,213
     Operating                                               8,873,285        8,275,323           2,876,564         2,732,166
     General and administrative                              2,131,485        1,981,152             658,473           643,050
                                                         ------------------------------        ------------------------------

                                                            30,837,230       27,707,700          10,358,394         9,441,568
                                                         ------------------------------        ------------------------------

EARNINGS FROM OPERATIONS
     BEFORE MINORITY INTEREST                               11,761,311       11,780,831           3,847,011         3,792,821


Minority Interest                                           (2,635,646)      (2,474,827)           (876,821)         (886,879)
                                                         -------------------------------       -------------------------------


EARNINGS BEFORE EXTRAORDINARY GAIN                           9,125,665        9,306,004           2,970,190         2,905,942
                                                         ------------------------------        ------------------------------


Extraordinary gain from early extinguishment of debt           255,268                -              91,345                 -
                                                         ------------------------------        ------------------------------



NET EARNINGS                                             $   9,380,933        9,306,004        $  3,061,535         2,905,942
                                                         ==============================        ==============================


NET EARNINGS PER SHARE - basic and diluted:
Earnings before extraordinary gain                       $        0.66             0.65        $       0.22              0.20
Extraordinary gain from early extinguishment of debt              0.02                -                0.01                 -
                                                         ------------------------------        ------------------------------
Net earnings                                             $        0.68             0.65        $       0.23              0.20
                                                         ==============================        ==============================




See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows



                                                                              Nine months ended September 30,
                                                                                2000                   1999
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                           $  9,380,933            9,306,004
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Extraordinary gain from early extinguishment of debt                   (255,268)                   -
         Depreciation and amortization                                         7,773,624            7,108,936
         Minority interest in earnings, net                                    2,635,646            2,474,827
         Amortization of deferred financing costs                                281,948              219,097
         Changes in operating assets and liabilities:
           Increase in assets                                                 (2,506,359)          (1,839,464)
           Increase (decrease) in liabilities                                  1,515,323             (488,444)
        Other, net                                                               409,265              315,954
                                                                             --------------------------------
        Total adjustments                                                      9,854,179            7,790,906
                                                                             --------------------------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                      19,235,112           17,096,910
                                                                             --------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of and additions to properties                             (31,726,023)         (13,717,799)
     Payments to minority partners                                            (3,370,490)          (5,860,025)
                                                                             --------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                         (35,096,513)         (19,577,824)
                                                                             --------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable                                              59,600,000           65,300,000
     Principal payments on notes payable                                     (51,100,000)         (58,700,000)
     Proceeds from mortgages payable                                          29,418,000           22,700,000
     Principal payments on mortgages payable                                 (16,725,768)         (11,399,006)
     Proceeds from construction loans payable                                  9,740,555                    -
     Additions to deferred financing costs                                      (630,862)          (1,027,499)
     Shares repurchased                                                       (2,686,135)          (3,150,224)
     Dividends paid                                                          (11,178,114)         (11,172,098)
     Other, net                                                                        -                  153
                                                                            ---------------------------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                      16,437,676            2,551,326
                                                                            ---------------------------------



NET INCREASE IN CASH AND CASH EQUIVALENTS                                        576,275               70,412


CASH AND CASH EQUIVALENTS, beginning of period                                   147,878              611,107
                                                                            ---------------------------------


CASH AND CASH EQUIVALENTS, end of period                                    $    724,153              681,519
                                                                            =================================


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
     Conversion of subordinated debentures, net of deferred
       financing costs                                                      $     93,554              328,019
     Mortgages payable assumed                                                 5,562,175                    -
     Operating Partnership Units issued                                     $    400,000            1,379,908
                                                                            =================================



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

Description of Business
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.
     The Company has an equity interest in 35 operating shopping centers, 29 of which are wholly owned by the Company and 6 in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company owns seven undeveloped parcels of land totaling approximately 81 acres, which it is holding for development or sale. The Company also owns two properties currently under development, Waverly Woods in Howard County, Maryland and Security Square in Baltimore County, Maryland. These development projects will be grocery-anchored community centers upon completion.
     All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 80% of the Units at September 30, 2000.

Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements have been prepared using the accounting policies described in the Company's 1999 annual report on Form 10-K. The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the nine and three month periods ended September 30, 2000 and September 30, 1999 and the consolidated statements of cash flows for the nine month periods ended September 30, 2000 and September 30, 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

Operating results for the segments are summarized as follows for the nine month periods ended September 30, 2000 and September 30, 1999:

                                                                        Nine months ended September 30,
                                                              2000                                           1999
--------------------------------------------------------------------------------------------------------------------------------

                                       Shopping          All                           Shopping           All
                                        Centers         Other           Total          Centers           Other          Total
--------------------------------------------------------------------------------------------------------------------------------

Revenues                           $  41,070,092      1,528,449      42,598,541       37,921,088        1,567,443     39,488,531


Expenses, exclusive of                22,429,022        634,584      23,063,606       19,947,703         651,061      20,598,764
     depreciation and
     amortization of property
     and improvements

Minority Interest                      2,635,116            530       2,635,646        2,471,603            3,224      2,474,827
                                   ---------------------------------------------------------------------------------------------
FFO                                $  16,005,954        893,335      16,899,289       15,501,782          913,158     16,414,940
                                   =============================================================================================


A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:


                                            Nine months ended September 30,
                                              2000                   1999
----------------------------------------------------------------------------

Operating results:
     FFO                                 $  16,899,289            16,414,940
     Depreciation and
       amortization of
       property and
       Improvements                          7,773,624             7,108,936
                                         -----------------------------------
Earnings from operations                 $   9,125,665             9,306,004
                                         ===================================

Operating results for the segments are summarized as follows for the three month periods ended September 30, 2000 and September 30, 1999:


                                                                       Three months ended September 30,
                                                              2000                                           1999
------------------------------------------------------------------------------------------------------------------------------


                                             Shopping          All                           Shopping       All
                                              Centers         Other           Total          Centers       Other         Total
------------------------------------------------------------------------------------------------------------------------------

Revenues                                 $  13,684,733        520,672      14,205,405       12,724,565      509,824   13,234,389


Expenses, exclusive of                       7,458,415        212,885       7,671,300        6,788,555      211,800    7,000,355
     depreciation and
     amortization of property
     and improvements
Minority Interest                              872,186          4,635         876,821          884,347        2,532      886,879
                                         ---------------------------------------------------------------------------------------
FFO                                      $   5,354,132        303,152       5,657,284        5,051,663      295,492    5,347,155
                                         =======================================================================================





                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:


                        Three months ended September 30,
                          2000                    1999
--------------------------------------------------------

Operating results:
     FFO                    $ 5,657,284        5,347,155
     Depreciation and
       amortization of
       property and
       Improvements           2,687,094        2,441,213
                            ----------------------------

Earnings from operations    $ 2,970,190        2,905,942
                            ============================



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

The following table sets forth information relating to the computation of basic and diluted earnings per share:


                                                                                Nine months ended               Three months ended
                                                                                  September 30,                    September 30,
                                                                           2000               1999            2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Numerator:
  Earnings before extraordinary gain                              $   9,125,665         9,306,004         2,970,190       2,905,942
    Dividends on unvested restricted share awards                      (206,778)         (222,843)          (69,456)        (75,405)
                                                                  --------------------------------       ---------------------------
  Numerator for basic earnings per share
   -- earnings available to common shareholders                       8,918,887         9,083,161         2,900,734       2,830,537
    Interest on subordinated debentures                                 807,152           843,561           268,900         279,961
                                                                  --------------------------------       ---------------------------
  Numerator for diluted earnings per share
   -- earnings available to common shareholders                   $   9,726,039         9,926,722         3,169,634       3,110,498
                                                                  ================================       ===========================

Denominator:  (1)
  Denominator for basic earnings per share
    -- weighted average shares outstanding                           13,550,361        14,054,578        13,481,714      13,990,074
  Effect of dilutive securities:
    Debentures                                                        1,260,318         1,320,467         1,258,346       1,307,704
    Unvested portion of restricted share awards and share options         5,232            18,043            25,668          13,475
                                                                  --------------------------------       ---------------------------
  Denominator for diluted earnings per share
    -- adjusted weighted average shares                              14,815,911        15,393,088        14,765,728      15,311,253
                                                                  ================================       ===========================




(1)Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At September 30, 2000, the convertible subordinated debentures, if converted, would produce an additional 1,252,476 shares and the Units, if exchanged, would produce an additional 3,407,240 shares.

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Convertible Subordinated Debentures
Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at September 30, 2000, of $13,151,000, if fully converted, would produce an additional 1,252,476 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

Part I. FINANCIAL INFORMATION
ITEM 2.


                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the nine and three month periods ended September 30, 2000 and September 30, 1999.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2000 and 1999 is summarized in the following table:


                                           Transaction or
Property                                   Opening Date
------------------------------------------------------------------

Acquisitions
------------
Fullerton Plaza                            March 2000
Stonehedge Square                          February 2000
Saucon Valley                              March 1999

Development/Redevelopment
-------------------------
Harford Mall                               December 1999
Arundel Plaza                              March 1999


Comparison of nine months ended September 30, 2000 to nine months ended September 30, 1999

Shopping Center Properties

Operating results are summarized as follows (in thousands):


                                                                          Nine months ended September 30,
                                                                                  2000            1999
                                                                          -------------------------------

Revenues                                                                      $   41,070           37,921
Operating and interest expenses, exclusive of depreciation and amortization       22,429           19,948
Depreciation and amortization                                                      7,424            6,757
Minority interest                                                                  2,635            2,472
                                                                             ----------------------------
Earnings from operations                                                     $     8,582            8,744
                                                                             ============================


     Revenues  from  shopping  centers  increased  by  $3,149,000  in 2000,  due primarily to the operations of the properties acquired in 2000 and 1999 ($1,592,000), the redevelopment projects ($1,386,000) and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $2,481,000 in 2000 due primarily to the acquisitions and redevelopments referred to above ($1,934,000). Depreciation and amortization expense increased by $667,000 in 2000 due primarily to the acquisitions and redevelopments referred to above.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
          Of Financial Condition And Results Of Operations - Continued




All Other Properties

Operating results are summarized as follows (in thousands):


                                                Nine months ended September 30,
                                                        2000           1999
                                                -------------------------------

Revenues                                       $      1,529      1,568
Operating and interest expenses, exclusive
  of depreciation and amortization                       634       651
Depreciation and amortization                            350       352
Minority interest                                          1         3
                                               --------------------------------
Earnings from operations                       $         544       562
                                               ================================



Comparison of three months ended September 30, 2000 to three months ended September 30, 1999

Shopping Center Properties

Operating results are summarized as follows (in thousands):


                                                Three months ended September 30,
                                                       2000            1999
                                                --------------------------------

Revenues                                         $    13,685             12,725
Operating and interest expenses,
  exclusive of depreciation and amortization           7,458              6,789
Depreciation and amortization                          2,571              2,323
Minority interest                                        872                884
                                                 ------------------------------
Earnings from operations                         $     2,784              2,729
                                                 ==============================


     Revenues from shopping centers increased by $960,000 in 2000, due primarily to the operations of the properties acquired in 2000 and 1999 ($525,000), the redevelopment projects ($401,000) and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $669,000 in 2000 due primarily to the acquisitions and redevelopments referred to above ($743,000). Depreciation and amortization expense increased by $248,000 in 2000 due primarily to the acquisitions and redevelopments referred to above.

All Other Properties

Operating results are summarized as follows (in thousands):


                                                Three months ended September 30,
                                                        2000           1999
                                                --------------------------------
Revenues                                           $     520            510
Operating and interest expenses,
  exclusive of depreciation and amortization             213            212
Depreciation and amortization                            116            118
Minority interest                                          5              3
                                                --------------------------------
Earnings from operations                           $     186            177
                                                ================================

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

FFO was $16,899,000 and $16,415,000 for the nine months ended September 30, 2000 and 1999, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

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

Liquidity and Capital Resources
The Company had cash and cash equivalents of $724,153 at September 30, 2000.

      Net cash provided by operating activities was $19,235,000 and $17,097,000 in the nine months ended September 30, 2000 and 1999, respectively. The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

      Net cash used by investing activities increased by $15,519,000 to $35,097,000 in 2000 from $19,578,000 in 1999. The increase was due primarily to higher levels of acquisitions and development activity.

      Net cash provided by financing activities increased by $13,886,000 to $16,438,000 in 2000 from $2,551,000 in 1999. The increase was primarily a result of increased net financing/refinancing activity of $1,391,000, increased net credit line borrowings of $1,900,000, and net construction loan borrowings of $9,741,000, which were all primarily related to financing development and acquisition activity.

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

                            MID-ATLANTIC REALTY TRUST
                             Summary Financial Data
              (In thousands, except share data and per share data)



                                                                        Nine Months                      Three Months
                                                                    Ended September 30,               Ended September 30,
                                                                 ----------------------------    --------------------------
                                                                   2000             1999             2000              1999
                                                                 ----------------------------    --------------------------



Revenues                                                         $    42,599           39,489        14,205          13,234
                                                                 ----------------------------    --------------------------

Net earnings                                                     $     9,381            9,306         3,061           2,906
                                                                 ============================    ==========================
Net earnings per share - basic & diluted                         $      0.68             0.65          0.23            0.20
                                                                 ============================    ==========================

Total assets                                                     $   361,917          327,874
Indebtedness -
   Total mortgages, convertible debentures, construction
    loans, notes and loans payable                               $   222,739          184,299
                                                                 ============================    ==========================

Funds from Operations (FFO) - (1)                                $    16,899           16,415         5,657           5,347
                                                                 ============================    ==========================

Net cash flow:

    Provided by operating activities                            $     19,235           17,097         4,486           3,125
    Used in investing activities                                $    (35,097)         (19,578)       (6,939)         (5,413)
    Provided by financing activities                            $     16,438            2,551         1,324           1,862
                                                                =============================    ==========================

Cash dividends paid per share                                   $       0.81             0.78          0.27            0.26
                                                                =============================    ==========================

Weighted average number of shares outstanding - EPS:

    Basic                                                         13,550,361       14,054,578    13,481,714      13,990,074
    Diluted                                                       14,815,911       15,393,088    14,765,728      15,311,253
                                                                =============================    ==========================

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings                                                    $        9,381          9,306         3,061          2,906
Depreciation                                                             7,773          7,109         2,687          2,441
Extraordinary gain from early extinguishment of debt                     (255)              -           (91)             -
                                                                -----------------------------    -------------------------
FFO                                                             $       16,899         16,415         5,657          5,347
                                                                =============================    =========================




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

          Form  8-K  filed  October  30,  2000  reporting   selected   financial
information.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   MID-ATLANTIC REALTY TRUST AND
                                   SUBSIDIARIES
                                   (Registrant)



Date:             10/30/00        /s/ F. Patrick Hughes
                  ---------        ---------------------
                                   F. Patrick Hughes
                                   President and Chief Executive Officer







Date:             10/30/00         /s/Janice C. Robinson
                  --------         ---------------------
                                   Janice C. Robinson
                                   Vice President and Controller