Form 10-K
period 2000-12-31
MID ATLANTIC REALTY TRUST
filed 2001-03-20
CIK 909298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                          -----------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file Number           1-12286
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

Registrant's telephone number, including area code (410) 684-2000
                                                   --------------
Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12 (g) of the Act:

              Common Shares of Beneficial Interest, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such (reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of March 8, 2001, 13,863,238 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $13.48 closing price on that date) held by non-affiliates was approximately $186,876,448.

                       Documents Incorporated by Reference

The definitive proxy statement with respect to the 2001 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

PART I

ITEM 1 - BUSINESS

Mid-Atlantic Realty Trust was incorporated June 29, 1993, and commenced operations effective with the completion of its initial public share offering on September 11, 1993. Mid-Atlantic Realty Trust qualifies as a real estate investment trust ("REIT") for Federal income tax purposes. As used herein, the term "MART" or the "Company" refers to Mid-Atlantic Realty Trust and entities owned or controlled by MART, including MART Limited Partnership (the "Operating Partnership").
     The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States. The Company's primary objectives are to enhance funds from operations ("FFO") per share and maximize shareholder value. To achieve its objectives, the Company seeks to operate its properties for long-term FFO growth. The Company also acquires neighborhood or community shopping centers that either have dominant anchor tenants or contain a mix of tenants which reflects the shopping needs of the communities they serve. The Company also develops and redevelops shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize exposure to risk associated with long-term land development.
     The Company's financial strategy is to execute its operating and growth strategies by utilizing a blend of internally generated funds, issuance of
Operating   Partnership  Units,  defined  below,   proceeds  from  divestitures,
institutional borrowings and issuance of corporate equity or debt, as appropriate. The Company currently intends to maintain a ratio of secured debt to total estimated property value at or below 50%.
     The Company has an equity interest in 36 operating shopping centers, 31 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the "Properties". The Properties have a gross leasable area of approximately 4,911,000 square feet, of which approximately 93% was leased at December 31, 2000. Of these Properties, approximately 99% of the gross leasable area is in the states of Maryland, Virginia, New York, Pennsylvania,
Massachusetts and Delaware. The Company also owns approximately 81 acres of undeveloped land in parcels varying in size from three to thirty-four acres.
     All of MART's interests in the Properties are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through the Operating Partnership. Units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or common shares of beneficial interest in MART at the option of the Company on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 80% of the Units at December 31, 2000.
     The business of the Company is not materially affected by seasonal factors. Although construction may be affected to some extent by inclement weather conditions, usually during winter months, revenues from income producing properties held for investment are usually not affected significantly by such conditions.
     The commercial real estate development and investment industry is subject to widespread competition for desirable sites, tenants and financing. The industry is extremely fragmented and there are no principal methods of competition. However, the ability to compete is dependent in part upon the ability to identify and acquire and/or develop appropriate real estate investment opportunities in a timely manner. While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company's position in the industry. In addition, certain of the Company's real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company. The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital and its reputation.
     The Company has 65 full time employees and believes that its relationship with its employees is good.

ITEM 2 - PROPERITIES

The following schedule describes the Company's commercial and other properties as of December 31, 2000.

SHOPPING CENTER PROPERTIES (1)
                                                                     Year(s)       Gross
                                               Percent     Year       Built/    Leasable Area  Percent
                                              Ownership  Acquired  Redeveloped    (Sq. Ft.)    Leased   Major Tenants
------------------------------------------------------------------------------------------------------------------------------------
Maryland
------------------------------------------------------------------------------------------------------------------------------------

Baltimore Metropolitan Area
---------------------------

Arundel Plaza Shopping Center                    67%      1997      1967/1998      250,000       99%    Giant Food, Lowe's Home
                                                                                                        Center, Gateway 2000, Bob
                                                                                                        Evans Restaurant

Club Centre at Pikesville Shopping Center       100%      1997      1990/-          44,000       86%    Blockbuster, Wells Fargo

Enchanged Forest Shopping Center                100%      1997      1992/-         140,000       98%    Safeway, Petco, Blockbuster,
                                                                                                        H&R Block

Fullerton Plaza Shopping Center                 100%      2000      1979/-         153,000       95%    Kmart

Glen Burnie Village Shopping Center             100%      1997      1972/2000       75,000       72%    Rite Aid, Allfirst Bank,
                                                                                                        Sherwin Williams

Harford Mall and Business Center (2)            100%      1972      1972/1984-96   625,000       99%    Hecht's, Petsmart, Best Buy,
                                                                                                        Old Navy

Ingleside Shopping Center                       100%      1997      1963/1996      115,000      100%    Safeway, Rite Aid, Allfirst
                                                                                                        Bank, Blockbuster, Foot
                                                                                                        Locker

Little Glen Shopping Center                     100%      1997      1961-1973/-     19,000       55%

Lutherville Station Shopping Center (3)         100%      1993      1969/1997      286,000       59%    Circuit City

New Town Village Shopping Center                100%      1995*     1995/-         118,000       98%    Giant Food, Blockbuster,
                                                                                                        Starbucks, Allfirst Bank

North East Station Shopping Center              100%      1989      1998/-          80,000      100%    Food Lion, Sears

Patriots Plaza Shopping Center (3)              50%       1984*     1984/-          39,000      100%

Perry Hall Shopping Center                      100%      1997      1965/1996      211,000       87%    Brunswick Bowling, Rite Aid,
                                                                                                        Outback

Radcliffe Shopping Center at Towson             100%      1997      1988/1993       82,000      100%    CVS Drug,CompUSA, Linens 'N
                                                                                                        Things, Bryn Mawr, First
                                                                                                        Union Bank

Rolling Road Plaza Shopping Center              100%      1973*     1973/1994       63,000       56%    Firestone

Rosedale Plaza Shopping Center                  100%      1989      1972/2000       91,000       95%    Super Fresh, Blockbuster,
                                                                                                        Exxon, Rite Aid

Shawan Plaza Shopping Center                    100%      1997      1991/-          95,000      100%    Giant Food, Bank of America,
                                                                                                        Provident Bank

Timonium Crossing Shopping Center               100%      1997      1986/1996       60,000       90%    Bibelot, Cosmetic Counter

Timonium Shopping Center                        100%      1997      1962/-         207,000       98%    Ames, Krispy Kreme,
                                                                                                        Blockbuster

Wilkens Beltway Plaza Shopping Center           93%       1981*     1985-87/        79,000      100%    Giant Food, Provident Bank,
                                                                                                        Radio Shack
                                                                    1991/1995

York Road Plaza Shopping Center                 100%      1967*     1967/1996       91,000      100%    Giant Food, Firestone,
                                                                                                        Starbucks

Easton
------

Shoppes at Easton Shopping Center               100%      1994      1994/-         113,000      100%    Giant Food, Wal-Mart (on own
                                                                                                        pad), H&R Block




                                                                     Year(s)       Gross
                                               Percent     Year       Built/    Leasable Area  Percent
                                              Ownership  Acquired  Redeveloped    (Sq. Ft.)    Leased   Major Tenants

------------------------------------------------------------------------------------------------------------------------------------
DELAWARE
------------------------------------------------------------------------------------------------------------------------------------
Wilmington
----------

Brandywine Commons Shopping Center (3)          100%      1995      1992/-         166,000      100%   Shop Rite, Office Depot,
                                                                                                       Sports Authority, Service
                                                                                                       Merchandise

Milford
-------

Milford Commons Shopping Center                 100%      1997      1994/-          61,000      100%   Food Lion, Fashion Bug,
                                                                                                       Advance Auto

------------------------------------------------------------------------------------------------------------------------------------
PENNSYLVANIA
------------------------------------------------------------------------------------------------------------------------------------
Bethlehem
---------

Saucon Valley Square Shopping Center             89%     1999       1998/-          81,000      100%   Super Fresh, Blockbuster,
                                                                                                       Radio Shack

Carlisle
--------

Stonehedge Square Shopping Center               100%     2000       1990/1994       88,000       95%   Nells Market, Eckerd Drug,
                                                                                                       Monro Muffler

Chambersburg
------------

Wayne Avenue Plaza Shopping Center              100%     1998       1990/1993      121,000      100%   Giant Food (of Carlisle), CVS
                                                                                                       Drug, Blockbuster

Waynesboro
----------

Wayne Heights Shopping Center                   100%     1998       1975/-         108,000       92%   Martins (Giant of Carlisle),
                                                                                                       Ames, Eckerd Drug

------------------------------------------------------------------------------------------------------------------------------------
MASSACHUSETTS
------------------------------------------------------------------------------------------------------------------------------------
Pittsfield
----------

Del Alba Shopping Center                        100%     1998*      1995/-          70,000      100%   Stop & Shop


------------------------------------------------------------------------------------------------------------------------------------
NEW YORK
------------------------------------------------------------------------------------------------------------------------------------
Colonie
-------

Colonie Plaza Shopping Center                   100%     1987*      1987/-         140,000       89%   Price Chopper, Consolidated
                                                                                                       Stores

East Greenbush
--------------
Columbia Plaza Shopping Center                  100%     1988*      1988/1997      133,000       95%   Price Chopper, Ben Franklin

------------------------------------------------------------------------------------------------------------------------------------
VIRGINIA
------------------------------------------------------------------------------------------------------------------------------------
Burke
-----
Burke Town Plaza Shopping Center (3)            100%     1979*      1979-1982/     127,000       97%   Safeway, CVS Drug
                                                                     1997/2000
Dale City
---------
Smoketown Plaza Shopping Center                  93%     1987*      1987/1994      176,000       97%   Frank's Nursery & Crafts

Fredericksburg
--------------
Spotsylvania Crossing Shopping Center            93%     1987*      1987/1991      142,000       95%   Giant Food (on own pad),
                                                                                                       Kmart

Harrisonburg
------------
Skyline Village Shopping Center                 100%     1988*      1988/1992      127,000       95%   Toys "R" Us

Manassas
--------
Sudley Towne Plaza Shopping Center              100%     1984*      1984/-         108,000      100%   Burlington Coat Factory




OTHER RETAIL AND COMMERCIAL PROPERTIES (4)
                                                                     Year(s)       Gross
                                               Percent     Year       Built/    Leasable Area  Percent
                                              Ownership  Acquired  Redeveloped    (Sq. Ft.)    Leased   Major Tenants

------------------------------------------------------------------------------------------------------------------------------------
MARYLAND
------------------------------------------------------------------------------------------------------------------------------------

Baltimore Metropolitan Area
---------------------------
Orchard Square Medical Office                   100%    1977       1988/-            28,000       100%   N/A

Patriots Office                                  50%    1984*      1984/-            28,000        58%   N/A

Wilkens Office I, II, III                        93%    1981*      1985-87/          53,000        82%   N/A
                                                                   1991/1995

Southwest Mixed Use Property                    100%    1968*      1968/1984         25,000       100%   Shell Oil, Otis Elevator,
                                                                                                         Potomac Air Gas

Other
-----
Clinton Property (3)                            100%    1971*      1971/-            29,000       100%   AMF

Waldorf Property                                100%    1979*      1979/-            31,000       100%   AMF, Firestone

------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
------------------------------------------------------------------------------------------------------------------------------------

Chicago Property                                100%    1978       1963/-            37,000      100%   AMF


UNDEVELOPED LAND

                                                                                                 Percent      Area in
                                                                                                Ownership      Acres        Zoning
------------------------------------------------------------------------------------------------------------------------------------
MARYLAND
------------------------------------------------------------------------------------------------------------------------------------
Baltimore Metropolitan Area
---------------------------
Dorsey Property                                                                                   100%         19.4       Commercial

Pulaski Property                                                                                  100%          3.0       Industrial

Salisbury
---------
Northwood Industrial Park                                                                          67%         16.1       Industrial

------------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA
------------------------------------------------------------------------------------------------------------------------------------
Burlington
----------
Burlington Commerce Park                                                                          100%         34.3       Commercial

Hillsborough
------------
Hillsborough Crossing                                                                             100%          8.0       Commercial
------------------------------------------------------------------------------------------------------------------------------------

(1) Shopping centers in operation are subject to mortgage financing aggregating $160,054,084 at December 31, 2000.
(2) The Harford Mall property is subject to mortgage financing aggregating $18,775,712 at December 31, 2000. The mortgage bears interest at a rate of 9.78%, and a balloon payment of $18,148,848 is due at maturity in July 2003. The mortgage allows prepayment with a penalty of the greater of 1% of the outstanding principal balance or yield maintenance.
(3) These properties are subject to ground leases; all of the land relating to the other properties listed above is owned in fee simple. The ground leases are subject to the following terms:

Property                               Annual Rent            Remaining Lease Term
--------                               -----------            --------------------

Lutherville Station Shopping Center     $ 60,000              5 years 1 month, plus six 10 year renewal options
Lutherville Station Shopping Center     $ 26,000              46 years 11 months
Patriots Plaza Shopping Center          $ 65,900              9 years 10 months, plus two 10 year renewal options
Brandywine Commons Shopping Center      $392,600              51 years 4 months, plus two 10 year renewal options
Burke Towne Plaza Shopping Center       $ 80,000              31 years plus three 15 year renewal options
Clinton Property                        $ 33,000              23 years 8 months, plus one 45 year renewal options

(4) Other retail and commercial properties in operation are subject to mortgage financing aggregating $2,573,494 at December 31, 2000.

* Developed by MART

ITEM 3 - LEGAL PROCEEDINGS

In  the  ordinary  course  of  business,   the  Company  is  involved  in  legal
proceedings. However, there are no material legal proceedings presently pending against the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK  AND  RELATED  STOCKHOLDER
         MATTERS

The number of holders of record of the Company's shares was 1,030 as of March 8, 2001.

MART's common shares of beneficial interest, par value $.01 per share, ("shares"), trade on the New York Stock Exchange, under the symbol "MRR". The following table sets forth, for the quarters indicated, the high and low closing sale prices of MART shares on the NYSE, and the cash distributions paid per share for the indicated period.

                        Closing Prices Per Share

2000                     High          Low          Distributions
-----------------------------------------------------------------
First Quarter          $ 10.563          9.125             0.2700
Second Quarter           10.125          9.063             0.2700
Third Quarter            12.000         10.063             0.2700
Fourth Quarter           13.000         11.125             0.2825


1999                     High          Low          Distributions
-----------------------------------------------------------------
First Quarter          $ 12.625          9.812             0.2600
Second Quarter           12.125         10.000             0.2600
Third Quarter            11.375         10.063             0.2600
Fourth Quarter           10.438          8.875             0.2700


For the shareholders of MART during the entire year, per share dividends were taxable as follows:


                                                                                Per Share
                                                               2000               1999               1998
---------------------------------------------------------------------------------------------------------------
Ordinary dividends - taxable as ordinary income           $       0.98                0.90              0.85

Capital gain distribution - taxable as capital gain                 -                  -                0.01

Other distribution -
 return of capital or capital gain -
 (depending on shareholders' basis in MART shares)                0.11                0.15              0.15
                                                         ------------------------------------------------------
Total annual gross dividends per share                    $       1.09                1.05              1.01
                                                         ------------------------------------------------------

Percent of total annual gross dividends per share -
 return of capital or capital gain                                 10%                14%               16%
                                                         ------------------------------------------------------


ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.


------------------------------------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31,
                                                       2000               1999           1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $   57,585,123      53,346,473     49,537,130       39,152,220     32,406,300
                                                   ---------------------------------------------------------------------------------
Earnings before extraordinary gain (loss)          $   12,555,629      12,751,158     12,385,861        6,819,211      3,508,709
Extraordinary gain (loss)                                 255,268             -          (32,984)        (226,873)           -
                                                   ---------------------------------------------------------------------------------
Net earnings                                       $   12,810,897      12,751,158     12,352,877        6,592,338      3,508,709
                                                   ---------------------------------------------------------------------------------
Net earnings per share - basic                     $         0.93            0.89           0.85             0.70           0.56
Net earnings per share - diluted                             0.92            0.88           0.84             0.70           0.56
                                                   ---------------------------------------------------------------------------------
Total assets                                       $  371,080,608     328,570,661    317,008,617      298,154,555    173,278,241
                                                  ---------------------------------------------------------------------------------
Indebtedness -
  Total mortgages, covertible debentures,
  construction loans and notes payable             $  232,962,526     186,593,831    166,732,850      145,660,657    133,805,495
                                                   ---------------------------------------------------------------------------------
Net cash flow:
  Provided by operating activities                 $   26,539,335      25,153,324     24,255,137       16,005,958      9,898,948
  (Used in) provided by investing activities       $  (49,427,922)    (24,175,685)   (21,668,918)      (5,995,155)     4,231,471
  (Used in) provided by financing activities       $   22,850,395      (1,440,868)   (10,402,329)      (2,597,424)   (13,631,237)
                                                   ---------------------------------------------------------------------------------
Cash dividends paid per share                      $         1.09            1.05           1.01             0.97           0.93
                                                   ---------------------------------------------------------------------------------
Weighted average number of shares outstanding: EPS
  Basic                                                13,538,886      14,021,403     14,240,533        9,308,682      6,211,092
  Diluted                                              14,806,204      15,337,652     15,778,727        9,360,566      6,211,092
                                                   ---------------------------------------------------------------------------------

RECONCILIATION OF NET EARNINGS TO FFO

Net Earnings                                       $   12,810,897      12,751,158     12,352,877        6,592,338      3,508,709
Depreciation                                           10,392,055       9,557,204      8,813,251        6,954,803      5,413,737
(Gain) loss on properties                                     -          (131,611)         4,223          (16,836)      (300,599)
Extraordinary (gain) loss from early extinguishment
  of debt                                                (255,268)            -           32,984          226,873            -
                                                   ---------------------------------------------------------------------------------
FFO                                                $   22,947,684      22,176,751     21,203,335       13,757,178      8,621,847
                                                   =================================================================================


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

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for MART for 2000 and 1999 are summarized as follows:

                                                              Quarter Ended
2000                                       March 31,     June 30,     September 30,    December 31,
---------------------------------------------------------------------------------------------------
Revenues                                 $ 13,909,381    14,483,757    14,205,405      14,986,580
                                         ----------------------------------------------------------
Earnings before extraordinary gain (loss)   2,927,006     3,228,470     2,970,190       3,429,963
Extraordinary gain from early
  extinguishment of debt                         -          163,923        91,345            -
                                         ----------------------------------------------------------
Net earnings                             $  2,927,006     3,392,393     3,061,535       3,429,963
                                         ==========================================================
Net earnings per share - basic           $       0.21          0.24          0.23            0.25
Net earnings per share - diluted         $       0.21          0.24          0.23            0.24
                                         ==========================================================



                                                              Quarter Ended
1999                                       March 31,     June 30,     September 30,    December 31,
---------------------------------------------------------------------------------------------------
Revenues                                 $ 13,021,750    13,232,391    13,234,389      13,857,943
                                         ----------------------------------------------------------
Net earnings                             $  3,174,969     3,225,090     2,905,942       3,445,157
                                         ==========================================================
Net earnings per share - basic           $       0.22          0.22          0.20            0.25
Net earnings per share - diluted         $       0.22          0.22          0.20            0.24
                                         ==========================================================


Quarterly results are influenced by a number of factors, including the timing of property acquisitions, sales and financing transactions and the completion of development/redevelopment projects.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results covers each of the Company's business segments for the years ended December 31, 2000, 1999, and 1998.
     Management believes that a segment analysis provides the most effective means of understanding the business. As discussed in Note N to the consolidated financial statements, segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting. Operating results of the segments are reconciled to earnings from operations in the financial statements in Note N.

Operating Results- Shopping Centers

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2000, 1999 and 1998 is summarized in the following table:

Property                                               Transaction
                                                      or Opening Date
Acquisitions
------------
Stonehedge Square Shopping Center                      February 2000
Fullerton Plaza Shopping Center                        March 2000
Saucon Valley Square Shopping Center                   March 1999
Wayne Heights Shopping Center                          January 1998
Wayne Avenue Plaza Shopping Center                     February 1998
Del Alba Shopping Center                               September 1998

Dispositions
------------
Page Plaza                                             April 1998

Development/Redevelopment
-------------------------
Glen Burnie Village Shopping Center                    November 2000
Rosedale Plaza Shopping Center                         August 2000
Arundel Plaza Shopping Center                          March 1999
Harford Mall                                           December 1999
North East Station Shopping Center                     March 1998
Lutherville Station Shopping Center                    April 1998


Operating results of shopping center properties are summarized as follows (in thousands):

                                         2000           1999           1998
--------------------------------------------------------------------------------
Revenues                                 $ 55,538         51,235         47,402
Operating and interest expenses,
  exclusive of depreciation and
  amortization                             30,204         26,958         24,402
Depreciation and amortization               9,926          9,082          8,362
Minority interest                           3,581          3,318          3,080
                                         ---------------------------------------
Earnings from operations                 $ 11,827         11,877         11,558


Revenues from shopping centers increased by $4,303,000 in 2000 and by $3,833,000 in 1999. The increase in 2000 was due primarily to the operations of the properties acquired in 2000 and 1999 ($2,075,000), the redevelopment projects completed and opened in 2000 and 1999 ($1,680,000) and other net rental and occupancy changes ($187,000). The increase in 1999 was due primarily to the operations of the properties acquired in 1999 and 1998 ($2,101,000), the redevelopment projects completed and opened in 1999 and 1998 ($1,266,000) and other net rental and occupancy increases, partially offset by the sale of a property in 1998 ($210,000).
   Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $3,246,000 in 2000 and by $2,556,000 in 1999. The increase in 2000 was due primarily to the acquisitions and redevelopments referred to above ($2,374,000) and new mortgage debt for Ingleside Shopping Center ($371,000). The increase in 1999 was due primarily to the acquisitions and redevelopments referred to above ($2,020,000). Depreciation and amortization expense increased by $844,000 in 2000 and by $720,000 in 1999. These increases were attributable primarily to the acquisitions and redevelopments referred to above. Minority interest expense increased by $263,000 in 2000 and by $238,000 in 1999. The increases were due primarily to Operating Partnership Units issued in connection with the acquisition of Saucon Valley Square Shopping Center.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Operating Results - All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

                                           2000          1999           1998
--------------------------------------------------------------------------------
Revenues                                 $   2,047         2,111          2,135
Operating and interest expenses,
  exclusive of depreciation and
  amortization                                 844           889            838
Depreciation and amortization                  466           475            451
Minority interest                                8             4             14
                                         ---------------------------------------
Earnings from operations                 $     729           743            832
                                         =======================================

There were no significant changes in the operating results of all other properties during the period.

Gain (Loss) on Properties
The $132,000 gain on properties for 1999 is due primarily to the final resolution of contingencies in the sale agreements relating to properties sold in 1997.

Funds from Operations
The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with GAAP, excluding cumulative effects of changes in accounting principles, extraordinary items, and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REITs because they may not use the current NAREIT definition or they may interpret the definition differently.
     FFO was  $22,948,000 in 2000,  $22,177,000 in 1999 and $21,203,000 in 1998.
The increases in FFO in 2000 and 1999 were due primarily to the property acquisitions and the development and redevelopment projects referred to above and higher rents from re-leased space. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

Liquidity and Capital Resources
The Company had cash and cash equivalents of $109,700 at December 31, 2000.
     Net cash provided by operating activities was $26,539,000, $25,154,000, and $24,255,000, in 2000, 1999, and 1998, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.
     Net cash used by investing activities increased by $25,252,000, to $49,428,000 in 2000 from $24,176,000 in 1999. The increase was due primarily to higher levels of acquisitions and development activity.
     Net cash used by investing activities increased by $2,507,000 to $24,176,000 in 1999 from $21,669,000 in 1998. The increase was primarily a result of higher distributions to minority partners ($224,000) and a distribution of refinancing proceeds ($3,051,000) in 1999, partially offset by a lower level of operating property acquisitions ($768,000).
     Net cash provided by financing activities was $22,850,000 in 2000 compared to net cash used by financing activities of $1,441,000 in 1999. Financing activities provided cash in 2000 primarily because of financing/refinancing activity for four shopping centers ($24,168,000).
     Net cash used by financing activities decreased by $8,961,000 to $1,441,000 in 1999 from $10,402,000 in 1998. The decrease was due primarily to cash provided from financing one shopping center ($11,100,000) and refinancing another shopping center ($1,800,000), partially offset by increased share repurchases of $2,016,000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Liquidity and Capital Resources (continued)
The Company currently has a $75,000,000 unsecured line of credit available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions. The note payable under the bank line of credit had an outstanding balance of $37,000,000 at December 31, 2000.
     The Company has registered to sell up to an aggregate of approximately $98,000,000 (based on the public offering price) of additional common shares of beneficial interest and/or debt securities. The shares and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering.
     In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 90% of its REIT taxable income. MART intends to pay these dividends from operating cash flows. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and expects to continue to maintain a line of credit from its primary bank.
     The Company anticipates material commitments for capital expenditures to include, in the next two years, the ongoing redevelopment of twelve projects, in the planning stage, at an estimated cost of $39,600,000. The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long-term mortgage financing on unencumbered operating properties or the use of its line of credit.
     It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 2001 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term capital requirements, MART intends to obtain funds through additional equity offerings, joint ventures or long-term debt financing in a manner consistent with its financial strategy. The Company anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet its liquidity and capital needs in both the short-and long-term.

Market Risk Information
The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings) or finance project development costs (e.g., construction loans). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long term, fixed rate nonrecourse loans from institutional lenders to finance its operating properties. In addition, long term fixed rate financing is typically arranged concurrently with or shortly after a variable rate project construction loan is negotiated or the project is complete. The Company has not used derivative financial or commodity instruments to manage interest rate risk. The Company's interest rate risk is monitored closely by management. The table below presents the principal amounts, weighted average interest rates, fair values and other data required to evaluate the expected cash flows of the Company under debt agreements and its sensitivity to interest rate changes. At December 31, 2000, the Company's variable rate debt relates to borrowings under its credit line and construction loans. The credit line borrowings are assumed to be repaid at their various repricing dates throughout 2001. The construction loans are assumed to be repaid at their maturity in 2003. As the table incorporates only those exposures that exist as of December 31, 2000, it does not consider exposures or positions which could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after December 31, 2000, the Company's hedging strategies, if any, during that period and interest rates.


-----------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)

                                                                                                                 Fair
                                      2001     2002     2003      2004       2005       Thereafter      Total    Value
-----------------------------------------------------------------------------------------------------------------------
Fixed rate debt                      10,622    7,296   43,550        -          -        123,236      184,704   175,224
Weighted average interest rate         9.19%   8.63%    8.68%        -          -          7.97%        8.24%        -

Variable rate debt                    37,000   6,188    5,071        -          -             -        48,259    48,259
Weighted average interest rate         8.54%   8.14%    8.14%        -          -             -         8.45%        -
------------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

Inflation
The majority of leases for the shopping center properties contain provisions for annual increases in rents and/or provisions, which may entitle MART to receive percentage rents, based on the tenants' gross sales. Such provisions ameliorate the risk to MART of the adverse effects of inflation. If a recession were to begin and continue for a prolonged time, FFO could decline as some tenants may have trouble meeting their lease obligations. Most of the leases for the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases for the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then existing market rates.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


Board of Trustees and Shareholders
Mid-Atlantic Realty Trust:

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Baltimore, Maryland
February 23, 2001

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                                       As of December 31,

                                                     2000                1999
--------------------------------------------------------------------------------

ASSETS
Properties:
  Operating properties (Notes B and C)              $  400,319,243  376,030,262
  Less accumulated depreciation and amortization        70,435,693   60,097,298
                                                    ----------------------------
                                                       329,883,550  315,932,964
  Properties in development (Notes C and D)             29,590,613    2,098,324
  Properties held for development or sale                3,587,610    3,587,610
                                                    ----------------------------
                                                       363,061,773  321,618,898

  Cash and cash equivalents                                109,686      147,878
  Notes and accounts receivable - tenants and other
     (Note E)                                            2,689,573    2,160,417
  Prepaid expenses and deposits                          2,991,645    2,637,405
  Deferred financing costs, net (Note F)                 2,227,931    2,006,063
                                                    ----------------------------
                                                    $  371,080,608  328,570,661
                                                    ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses (Note G)    $    7,332,902    6,399,153
  Notes payable (Note H)                                37,000,000   27,500,000
  Construction loans payable (Note C)                   20,258,948    9,000,000
  Mortgage payable (Note C)                            162,627,578  136,847,831
  Convertible subordinated debentures (Note I)          13,076,000   13,246,000
  Deferred income                                          491,096      549,347
                                                    ----------------------------
                                                       240,786,524  193,542,331
                                                    ----------------------------
Minority interest in consolidated joint ventures        36,608,643   37,359,843
                                                    ----------------------------

Shareholders' equity (Note K):

  Preferred shares of beneficial interest, $.01
    par value, authorized 2,000,000 shares, issued
    and outstanding, none                                       -            -
  Common shares of beneficial interest, $.01 par
    value, authorized 100,000,000 shares, issued
    and outstanding 13,810,162 and 14,005,407
    shares, respectively                                   138,102      140,054
  Additional paid-in capital                           125,088,309  126,805,104
  Distributions in excess of accumulated earnings      (31,540,970) (29,276,671)
                                                    ----------------------------
                                                        93,685,441   97,668,487
                                                    ----------------------------

Commitments (Note L)                                ----------------------------
                                                    $  371,080,608  328,570,661
                                                    ============================



See accompanying notes to consolidated financial statements.


                   MID-ATLANTIC REATLY TRUST AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                 Years ended December 31,
                                                              2000            1999            1998
----------------------------------------------------------------------------------------------------

REVENUES:
   Minimum rents                                           $  46,680,656   43,082,458      40,242,652
   Percentage rents                                            1,588,771    1,380,690       1,435,631
   Tenant recoveries                                           8,883,947    8,287,459       7,421,059
   Other (Note O)                                                431,749      595,866         437,788
                                                           ------------------------------------------
                                                              57,585,123   53,346,473      49,537,130
                                                           ------------------------------------------

EXPENSES:
   Interest                                                   16,355,070   14,062,178      12,081,000
   Depreciation and amortization
     of property and improvements                             10,392,055    9,557,204       8,813,251
   Operating                                                  11,832,858   11,046,411      10,370,414
   General and administrative                                  2,859,809    2,739,079       2,788,939
                                                           ------------------------------------------
                                                              41,439,792   37,404,872      34,053,604
                                                           ------------------------------------------

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST                                    16,145,331   15,941,601      15,483,526
Minority interest                                             (3,589,702)  (3,322,054)     (3,093,442)
                                                           ------------------------------------------
EARNINGS FROM OPERATIONS                                      12,555,629   12,619,547      12,390,084
Gain (loss) on properties (Note P)                                    -       131,611          (4,223)
                                                           ------------------------------------------

EARNINGS BEFORE EXTRAORDINARY GAIN (LOSS)                     12,555,629   12,751,158      12,385,861
Extraordinary gain (loss) from early extinguishment of debt      255,268           -          (32,984)
                                                           ------------------------------------------
NET EARNINGS                                               $  12,810,897   12,751,158      12,352,877
                                                           ==========================================

NET EARNINGS PER SHARE - BASIC (Note Q):
Earnings before extraordinary gain (loss)                  $        0.93         0.89            0.85
Extraordinary gain (loss) from early extinguished of debt             -            -               -
                                                           ------------------------------------------
Net earnings                                               $        0.93         0.89            0.85
                                                           ==========================================

NET EARNINGS PER SHARE - DILUTED (Note Q):
Earnings before extraordinary gain (loss)                  $        0.92         0.88            0.84
Extraordinary gain (loss) from early extinguished of debt             -            -               -
                                                           ------------------------------------------
Net earnings                                               $        0.92         0.88            0.84
                                                           ==========================================



See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity

                                                                              Years ended December 31, 2000, 1999, 1998

                                                                                                        Distributions
                                                         Numbers of         Common       Additional      in Excess of      Net
                                                           Common           Shares at     Paid-in        Accumulated   Shareholders'
                                                           Shares           par value     Capital          Earnings       Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                                14,460,248       $  144,602   131,281,852      (24,664,891)   106,761,563
Conversion of convertible subordinated debentures            340,080            3,401     3,473,468              -        3,476,869
Share purchase plan                                         (313,200)          (3,132)   (3,827,977)             -       (3,831,109)
Share-based compensation plans                                 7,917               79       467,374              -          467,453
Dividends paid - $1.01 per share                                  -                -            -        (14,709,878)   (14,709,878)
Net earnings                                                      -                -            -         12,352,877     12,352,877
Other, net                                                        -                -        (26,716)             -          (26,716)
                                                         ---------------------------------------------------------------------------
BALANCE, December 31, 1998                                14,495,045          144,950   131,368,001      (27,021,892)   104,491,059
Conversion of convertible subordinated debentures             65,235              652       670,365              -          671,017
Share purchase plan                                         (569,200)          (5,692)   (5,841,867)             -       (5,847,559)
Share-based compensation plans                                14,327              144       608,605              -          608,749
Dividends paid - $1.05 per share                                  -                -            -        (15,005,937)   (15,005,937)
Net earnings                                                      -                -            -         12,751,158     12,751,158
                                                         ---------------------------------------------------------------------------
BALANCE, December 31, 1999                                14,005,407          140,054   126,805,104      (29,276,671)    97,668,487
Conversion of convertible subordinated debentures             16,189              162       167,328              -          167,490
Share purchase plan                                         (283,800)          (2,838)   (2,683,296)             -       (2,686,134)
Share-based compensation plans                                53,073              531       576,802              -          577,333
Conversion of Operating Partnership Units                     19,293              193       222,371              -          222,564
Dividends paid - $1.0925 per share                                -                -            -        (15,075,196)   (15,075,196)
Net earnings                                                      -                -            -         12,810,897     12,810,897
                                                         ---------------------------------------------------------------------------
BALANCE, December 31, 2000                                13,810,162       $  138,102   125,088,309      (31,540,970)    93,685,441
                                                         ===========================================================================





See accompanying notes to consolidated financial statements.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                                          Years ended December 31,
                                                                                   2000            1999           1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                $  12,810,897      12,751,158     12,352,877
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Extraordinary (gain) loss from early extinguishment of debt                    (255,268)            -           32,984
    Depreciation and amortization                                                10,392,055       9,557,204      8,813,251
    Minority interest in earnings, net                                            3,589,702       3,322,054      3,086,093
    Amortization of deferred financing costs                                        398,195         315,828        247,901
    Changes in operating assets and liabilities:
      Increase in assets                                                           (883,396)       (911,734)    (1,077,090)
      Increase (decrease) in liabilities                                            (87,673)       (101,255)       662,218
    Other, net                                                                      574,823         220,369        136,903
                                                                               -------------------------------------------
    Total adjustments                                                            13,728,438      12,402,466     11,902,260
                                                                               -------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                               26,539,335      25,153,624     24,255,137
                                                                               -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to properties                                   (44,909,584)    (17,205,063)   (22,470,996)
  Proceeds from sales of properties                                                     -               -        4,498,017
  Payments to minority partners                                                  (4,518,338)     (6,970,622)    (3,695,939)
                                                                               -------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                  (49,427,922)    (24,175,685)   (21,668,918)
                                                                               -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                   101,600,000      67,800,000     24,677,750
  Principal payments on notes payable                                           (92,100,000)    (58,700,000)    (9,677,750)
  Proceeds from mortgages payable                                                37,855,500      25,300,000     11,600,000
  Principal payments on mortgages payable                                       (17,382,660)    (13,854,019)   (18,435,646)
  Proceeds from construction loans payable                                       11,258,948             -          307,084
  Additions to deferred financing costs                                            (620,063)     (1,133,621)      (305,881)
  Proceeds from exercise of share options                                               -               -               23
  Shares repurchased                                                             (2,686,134)     (5,847,559)    (3,831,109)
  Dividends paid                                                                (15,075,196)    (15,005,937)   (14,709,878)
  Other, net                                                                            -               (32)       (26,922)
                                                                              --------------------------------------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         22,850,395      (1,441,168)   (10,402,329)
                                                                              --------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (38,192)       (463,229)    (7,816,110)

CASH AND CASH EQUIVALENTS, beginning of year                                        147,878         611,107      8,427,217
                                                                              --------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                        $     109,686         147,878        611,107
                                                                              ============================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Interest paid                                                               $  16,355,070      14,206,045     12,540,504
                                                                              ============================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Conversion of subordinated debentures, net of deferred
    financing costs                                                           $     167,515         671,051      3,477,075
  Conversion of Operating Partnership Units                                         222,564             -              -
  Mortgages payable assumed                                                       5,562,175             -       16,171,755
  Operating Partnership Units issued                                                400,000       2,273,458            -
                                                                              ============================================



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

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

Description of Business
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.
     The Company has an equity interest in 36 operating shopping centers, 31 of which are wholly owned by the Company and five in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns seven undeveloped parcels of land totaling approximately 81 acres, which it is holding for development or sale.
     All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 80% of the Units at December 31, 2000.

Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ from those estimates. Certain amounts for prior years have been reclassified to conform to the presentation for 2000.

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

Capitalization Policy
Acquisition, development and construction costs of properties in development are capitalized including, where applicable, salaries and related costs, real estate taxes and interest costs. Development and construction costs and costs of significant improvements, replacements and renovations to operating properties are capitalized while costs of maintenance and repairs are expensed as incurred. Direct costs incurred in financing transactions are capitalized as deferred costs and amortized to interest cost over the term of the related loan using the interest method. Initial direct costs incurred with respect to completed tenant leases are deferred and amortized using the straight-line method over the terms of the related leases. Effective March 19, 1998, the Company adopted a policy of charging internal staff costs associated with acquisitions of operating properties to expense as incurred as required by a consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board. Prior to that date, such costs were capitalized as part of the cost of properties acquired. This change did not have a material effect on net earnings for 1998.

Properties
Properties to be developed or held and used in operations are carried at cost, reduced for impairment losses where appropriate. Properties held for sale are carried at the lower of their carrying value (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of operating properties are classified as properties held for sale when senior management authorizes their disposition and the Company begins marketing the properties for sale. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.
     If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.
     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows: Buildings and additions, 30 - 50 years; land improvements, 5 - 15 years; tenant improvements, lesser of lease term or asset useful lives; and furniture, fixtures and equipment, 3 - 10 years.

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

Share-based Compensation Plans
The Company uses the intrinsic value method to account for share-based employee compensation plans. Under this method, compensation cost is recognized for awards of shares to employees only if the quoted market price of the share at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the share. Information concerning the pro forma effects on net earnings and net earnings per share of using a fair value-based method to account for share-based employee compensation plans, rather than the intrinsic value method, is provided in Note K.

Income Taxes
The Company qualifies, and intends to continue to qualify, as a REIT pursuant to Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In general, under such Code provisions a trust which has made the required election and, in the taxable year, meets certain requirements and distributes to its shareholders at least 90% of its REIT taxable income will not be subject to Federal income tax to the extent of the income which it distributes.

Cash Equivalents
All highly liquid unrestricted investments with maturities at dates of purchase of three months or less are considered cash equivalents.

Financial Instruments
Fair values of financial instruments approximate their carrying values in the financial statements, except for mortgages payable and convertible subordinated debentures for which fair value information is presented in Notes C and I, respectively. The fair values of this debt at December 31, 2000 and 1999, were determined based on quoted market prices for publicly traded debt and discounted estimated future payments to be made for other debt. The discount rates used approximate the rates currently offered for borrowings with similar remaining maturities.

B.  Operating Properties

Operating properties consist of the following:

                                                          December 31,

                                                  2000               1999
-------------------------------------------------------------------------------
Land                                           $   78,837,971        76,731,707
Land improvements                                  31,993,409        31,739,820
Buildings                                         241,556,479       223,025,234
Improvements for tenants                           15,988,843        14,804,586
Development costs on completed projects             9,476,127         8,506,140
Furnitures, fixtures and equipment                  3,591,548         3,158,010
Deferred leasing costs                             18,874,866        18,064,765
                                               ---------------------------------
                                                  400,319,243       376,030,262
Less accumulated depreciation and amortization     70,435,693        60,097,298
                                               ---------------------------------
                                               $  329,883,550       315,932,964
                                               =================================

C. Properties and Related Accumulated Depreciation and Amortization and Debt

A summary of the Company's properties and related mortgages payable is as follows at December 31, 2000:

                                                                                            Accumulated
                                                            Cost of                         Depreciation
                            Mortgages       Initial        Subsequent         Total             and
Classification               Payable         Cost         Improvements         Cost         Amortization        Net Cost
----------------------------------------------------------------------------------------------------------------------------
Shopping centers         $  160,054,084     289,329,947      93,579,778       382,909,725      64,318,714        318,591,011
Bowling centers                     -         2,200,106          71,706         2,271,812       1,274,534            997,278
Office buildings              2,573,494       9,439,113       1,221,000        10,660,113       3,029,923          7,630,190
Other rental properties             -         2,040,072       1,088,260         3,128,332       1,032,007          2,096,325
Other property                      -           681,313         667,948         1,349,261         780,515            568,746
                         ---------------------------------------------------------------------------------------------------
Operating properties        162,627,578     303,690,551      96,628,692       400,319,243      70,435,693        329,883,550
Properties in development           -        29,590,613             -          29,590,613             -           29,590,613
Property held for
  development or sale               -         3,587,610             -           3,587,610             -            3,587,610
                         ---------------------------------------------------------------------------------------------------
                         $  162,627,578     336,868,774      96,628,692       433,497,466      70,435,693        363,061,773
                         ===================================================================================================

     Mortgages payable at December 31, 2000 bear interest at a weighted average effective rate of 8.27% and mature in installments through 2020. Aggregate annual principal payments applicable to mortgages payable are as follows at December 31, 2000:

2001         $  4,247,536
2002           10,030,587
2003           31,397,301
2004            2,602,465
2005           10,306,584
Thereafter    104,043,105
             ------------
Total        $162,627,578
             ============

     At December 31, 2000 and 1999, the estimated fair values of mortgages payable were $160,046,000 and $132,079,000, respectively.

C. Properties and Related Accumulated Depreciation and Amortization and Debt (continued)

Construction loans consist of the following:

                                                         December 31,
                                                    2000             1999
--------------------------------------------------------------------------------

$9,000,000 loan maturing June 2001 bearing
  interest at 8%                                 $   9,000,000       9,000,000

$11,000,000 loan maturing September 2002 bearing
  interest at a variable rate based on LIBOR
  (8.14% at December 31, 2000)                       5,071,364               -

$11,000,000 loan maturing June 2003 bearing
  interest at a variable rate based on LIBOR
  (8.14% at December 31, 2000)                       6,187,584               -
                                                 -------------------------------
                                                 $  20,258,948       9,000,000
                                                 ===============================

The Company has an option to extend the maturity date of the loan maturing September 2002 to September 2005 at that time the interest rate may be fixed at prevailing market rates.

The loan maturing June 2003 provides for conversion to a fixed rate at the option of the Company anytime after all available funds have been drawn. The fixed rate will be based on prevailing market rates at the time of the conversion. The Company has options to extend the term of the loan for two one-year periods beyond June 2003.


D. Properties in Development

Properties in development consist of the following:

                                   December 31,
                                 2000            1999
--------------------------------------------------------
Land                          $   7,641,434       67,046
Construction in progress         21,209,796    1,267,288
Preconstruction costs               739,383      763,990
                              --------------------------
                              $  29,590,613    2,098,324
                              ==========================

Costs of completed development projects are transferred to operating property costs when the project is completed, at which time depreciation and amortization commences. Construction period interest cost capitalized during 2000 and 1999 was approximately $1,142,000 and $242,000, respectively.


E. Notes and Accounts Receivable
The Company performs credit evaluations of prospective new tenants and requires security deposits where appropriate. Tenants' compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on management's analysis of the risk of loss on specific tenants, historical trends, and other relevant information. Management believes adequate provision has been made for the Company's credit risk for all receivables.

F. Deferred Financing Costs
Deferred financing costs consist of the following:

                                                   December 31,
                                                2000            1999
--------------------------------------------------------------------------
Costs related to subordinated debentures      $    667,604        676,283
Costs related to line of credit                    820,633        794,771
Costs related to operating properties' debt      3,017,103      2,420,417
                                              ----------------------------
                                                 4,505,340      3,891,471
Less accumulated amortization                    2,277,409      1,885,408
                                              ----------------------------
                                              $  2,227,931      2,006,063
                                              ============================

G. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                       December 31,
                                                  2000              1999
-----------------------------------------------------------------------------
Trade accounts payable                         $  4,758,638         4,930,250
Retainage on construciton in progress             1,212,080           248,909
Accrued interest on subordinated debentures         290,805           294,586
Other accrued expenses                            1,071,379           925,408
                                               ------------------------------
                                               $  7,332,902         6,399,153
                                               ==============================

H. Notes Payable
Notes payable consist of line of credit borrowings of $37,000,000 and $27,500,000 at December 31, 2000 and 1999, respectively. The Company has an agreement with its primary bank that provides for a $75,000,000 unsecured line of credit. The loan maturity date is April 2002, with the option to extend for one year provided no event of default exists. The agreement contains covenants which provide for the maintenance of specified debt service coverage ratios, minimum levels of net worth, negative pledges concerning certain secured financings, and other requirements, among which is the requirement that the Company maintains its status as a REIT. The line bears interest at the prime rate (9.5% at December 31, 2000). However, the Company has the option to fix the rate at LIBOR plus 1.25% for fixed periods from three to nine months. A stand-by fee is required by the bank for any unused portion of the line. At December 31, 2000, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $378,852, was $37,621,148. The maximum level of borrowings under the line of credit was $54,000,000, $28,500,000 and $19,800,000 in 2000, 1999 and
1998, respectively. The average amounts of borrowings were approximately $39,549,000, $23,937,000 and $14,236,000, in 2000, 1999 and 1998, respectively, with weighted average interest rates approximating 8.0%, 6.8% and 6.8%.


I. Convertible Subordinated Debentures
Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In 2000, $170,000 in debentures were converted to 16,189 common shares of beneficial interest. In 1999, $685,000 in debentures were converted to 65,235 common shares of beneficial interest. In 1998, $3,571,000 in debentures were converted to 340,080 common shares of beneficial interest. The balance of the debentures, at December 31, 2000, of $13,076,000, if fully converted, would produce an additional 1,245,333 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. At December 31, 2000 and 1999, the estimated fair values of convertible subordinated debentures were $15,177,000 and $12,694,000, respectively.

J.  Income Taxes
As discussed in Note A, the Company plans to maintain its status as a REIT and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes. At December 31, 2000, the income tax bases of the Company's assets and liabilities were approximately $299,000,000 and $240,000,000, respectively.
     The net operating losses carried forward from December 31, 2000 for Federal income tax purposes aggregate approximately $12,000,000 and will begin to expire in 2006.
     In connection with its election to be taxed as a REIT, the Company has elected to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. The remaining net unrealized gains were approximately $90,500,000 at December 31, 2000. Management believes that the Company will not be required to make payments of taxes on built-in gains throughout the ten-year period due to the availability of the net operating loss carryforward to offset built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary. Accordingly, at December 31, 2000, no deferred tax liability for built-in gains has been recognized. It may be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions or the related tax laws change.

K. Shareholders' Equity

Preferred Shares
At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 2000, none of these shares were issued and outstanding.

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

     Changes in options outstanding under the Plans are summarized as follows:


                                                                 2000                          1999                        1998
----------------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                      Weighted                     Weighted
                                                                average                       average                      average
                                                               exercise                      exercise                     exercise
                                                 Options         price         Options         price       Options          price
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                     529,600      $ 11.66         554,533       $ 11.61        570,854        $ 11.58
Options granted                                  406,233        10.12               -             -              -              -
Options exercised                                (55,165)       10.09               -             -         (2,354)          9.97
Options canceled                                 (35,333)       11.47         (24,933)        10.58        (13,967)         10.58
                                               -----------------------------------------------------------------------------------
Balance at end of year                           845,335      $ 11.03         529,600       $ 11.66        554,533        $ 11.61
                                               ===================================================================================
Options exercisable                              567,302      $ 11.45         529,600       $ 11.66        514,490        $ 11.49
                                               -----------------------------------------------------------------------------------

Information about options outstanding at December 31, 2000 is summarized as follows:

Exercise price               Options             Remaining life        Options
per share                 outstanding             (years)           Exercisable
--------------------------------------------------------------------------------
$  10.50                   182,500                    3.2             182,500
$   8.94                    27,800                    4.8              27,800
$   9.75                    27,600                    4.8              27,600
$  11.38                     4,000                    4.8               4,000
$  13.38                   225,400                    6.9             225,400
$  10.00                   344,701                    9.3             100,002
$  11.50                    33,333                    9.8                   0
                          ------------------------------------------------------
                           845,334                                    567,302
                          ======================================================


The per share weighted-average fair values of options granted during 2000 was $1.52. This fair value was estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interst rate        5.04%
Dividend yield                9.40%
Volatility factor            21.64%
Life (years)                  3.00
-----------------------------------

  The option prices were equal to the market prices at the date of grant for all of the options granted in 2000 and, accordingly, no compensation cost was recognized for these options in the financial statements. If the Company had applied a fair value-based method to recognize compensation cost for all stock options issued after 1994, net earnings and net earnings per common share would have been reduced as indicated below:

                                                  Years ended December 31,
                                                2000        1999           1998
--------------------------------------------------------------------------------
Net earnings:
  As reported                               $12,810,897  12,751,158   12,352,877
  Pro forma                                  12,605,072  12,687,065   12,288,172
Net earnings per common share:
  Basic
    As reported                                    0.93        0.89         0.85
    Pro forma                                      0.91        0.88         0.84
  Diluted
    As reported                                    0.92        0.88         0.84
    Pro forma                                      0.90        0.88         0.84
================================================================================

Restricted Share Plan
In 1997, the Executive Compensation Committee recommended, and the Board of Trustees approved, a Restricted Share Plan. The Executive Compensation Committee believes that the grant of restricted share awards provides a long-term incentive to persons who contribute to the growth of MART and establishes a direct link between compensation and shareholder return.
     In 1997, 400,000 restricted shares were made available for the plan. Awards granted in 2000, 1999 and 1998 aggregated 35,124, 15,000 and 1,572 shares, respectively, with a weighted-average market value of $11.18, $10.38 and $13.69 per share, respectively. Shares awarded are subject to forfeiture restrictions which lapse at defined annual rates to 2009, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards.

Share Repurchase Plan
At December 31, 2000, the Company was authorized to repurchase up to 1,547,982 common shares of beneficial interest (from a total authorization of 3,000,000 common shares of beneficial interest) pursuant to its share repurchase plan. During 2000, 1999 and 1998, the Company purchased 283,800, 569,200 and 313,200 shares, respectively, at an average per share cost of $9.43, $10.21 and $12.18, respectively. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

L. Commitments
The Company leases the land relating to certain of its properties under operating leases expiring at various dates to 2052, subject to renewal options in most cases. Minimum rental commitments under leases in effect as of December 31, 2000 are as follows:

2001             $     651,000
2002                   651,000
2003                   651,000
2004                   651,000
2005                   651,000
Thereafter          22,895,000
                 -------------
Total            $  26,150,000
                 =============

    Certain of the leases contain purchase options. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $671,000 in 2000, $702,000 in 1999, and $781,000 in 1998.

M. Leases
The Company's shopping centers and other commercial properties are generally leased on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases in effect as of December 31, 2000 are as follows:

2001            $   48,867,000
2002                46,155,000
2003                42,710,000
2004                38,186,000
2005                34,165,000
Thereafter      $  255,636,000
                --------------
Total           $  465,719,000
                ==============

     The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,589,000 in 2000, $1,381,000 in 1999 and $1,436,000 in 1998. On a prospective basis, no more than 3.3% of annual rental revenue is derived from any one tenant, except Royal Ahold. Royal Ahold minimum lease payments represent approximately 12% for the years 2001 through 2005 and 29% thereafter of the total minimum lease payments above. The percentage of total minimum lease payments in the years beyond 2005 is higher than in the prior years due to the fact that Royal Ahold leases have long initial lease terms compared with other major tenants which generally use renewal option terms. Renewal option minimum lease payments are not included in the totals above.

Effective July 31, 1999, a principal tenant at one of the Company's shopping centers formally rejected its lease in connection with bankruptcy proceedings. The Company ceased accruing revenue under the lease at that time, but is pursuing claims against the former tenant for termination payments and recovery of costs of space improvements as provided in the lease agreement. The Company's total claim is approximately $3,100,000 and is being contested by the former tenant. To date, MART has received distributions totaling $1,050,000. The ultimate outcome of this matter is not determinable at this time.

N. Segment Information

The Company's only reportable segment is Shopping Centers. This segment includes the operation and management of shopping center properties, and revenues are derived primarily from rents and services to tenants. These properties are managed separately from the other property types owned by the Company because they require different operating strategies and management expertise.
     The accounting policies of the segments are the same as those of the Company described in Note A. Segment operating results are measured and assessed based on a performance measure known as Funds from Operations ("FFO"). FFO is defined as net earnings (computed in accordance with generally accepted accounting principles), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.


------------------------------------------------------------------------------------------------------------------------------------
Operating results for the segments are summarized as follows:

                                                                      Years ended December 31,
                                             2000                                1999                          1998
------------------------------------------------------------------------------------------------------------------------------------
                           Shopping       All                  Shopping          All                Shopping      All
                           Centers       Other       Total      Centers         Other     Total      Centers     Other      Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                 $ 55,538,377  2,046,746  57,585,123   51,235,338   2,111,135  53,346,473  47,402,079  2,135,051  49,537,130

Expenses, exclusive of
  depreciation and
  amortization of property
  and improvements         30,203,756    843,981  31,047,737   26,958,271     889,397  27,847,668  24,402,390    837,963  25,240,353
Minor Interest              3,581,356      8,346   3,589,702    3,318,389       3,665   3,322,054   3,079,697     13,745   3,093,442
                         -----------------------------------------------------------------------------------------------------------
FFO                      $ 21,753,265  1,194,419  22,947,684   20,958,678   1,218,073  22,176,751  19,919,992  1,283,343  21,203,335
                         ===========================================================================================================

A reconciliation of FFO reported to earnings from operations in the financial statements is summarized as follows:

                                            Years ended December 31,
                                       2000          1999            1998
-----------------------------------------------------------------------------
FFO                               $  22,947,684    22,176,751      21,203,335
   Depreciation and
   amortization of
   property and
   improvements                      10,392,055     9,557,204       8,813,251
                                  -------------------------------------------
Earnings from operations          $  12,555,629    12,619,547      12,390,084
                                  ===========================================

   Substantially all assets of the Company, with the exception of properties held for development or sale and cash and cash equivalents, are allocable to the Shopping Center segment. Additions to long-lived assets of the segments are summarized as follows:

                                      2000          1999              1998
-----------------------------------------------------------------------------
Shopping Centers:
   Acquisitions                   $  16,786,510   10,602,882       26,417,356
   Development                       33,462,826    6,491,855        6,738,109
   Improvements for tenants
      and others                      1,807,478    2,614,639        5,596,654
                                  -------------------------------------------
                                     52,056,814   19,709,376       38,752,119
                                  -------------------------------------------

All others                              113,091      113,910           76,022
                                  -------------------------------------------
Total                             $  52,169,905   19,823,286       38,828,141
                                  ===========================================


O. Other Revenues
Other revenues consists of the following:

                                  Years ended December 31,
                             2000        1999              1998
----------------------------------------------------------------------
Interest and dividends     $  162,988     115,320           195,693
Miscellaenous                 268,761     480,546           242,095
                           -------------------------------------------
                           $  431,749     595,866           437,788
                           ===========================================

P. Gain (Loss) on Properties
Gain (loss) on properties consists of the following:

                                                   Years ended December 31,
                                                  2000      1999         1998
--------------------------------------------------------------------------------
Gain (loss) on sales of operating properties    $      -     131,611    (11,584)

Gain on sales of properties held for
   development or sale, net                            -          -       7,361
                                                --------------------------------
                                                $      -     131,611     (4,223)
                                                ================================

The gain on sales of operating properties for 1999 is due primarily to the final resolution of contingencies in the sale agreements relating to properties sold in 1997.

Q. Earnings Per Share
The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                                                             Years Ended December 31,

                                                                                        2000          1999          1998
------------------------------------------------------------------------------------------------------------------------------

Numerator:
  Earnings before extraordinary gain                                                  $  12,555,629   12,751,158    12,385,861
    Dividends on unvested restricted share awards                                          (288,102)    (294,038)     (310,529)
                                                                                      ----------------------------------------
  Numerator for basic earnings per share-earnings available to common shareholders       12,267,527   12,457,120    12,075,332
    Interest on subordinated debentures                                                   1,072,636    1,111,858     1,206,760
                                                                                      ----------------------------------------
  Numerator for diluted earnings per share-earnings available to common shareholders  $  13,340,163   13,568,978    13,282,092
                                                                                      ========================================

Denominator:(1)
  Denominator for basic earnings per share-weighted average shares outstanding           13,538,886   14,021,403    14,240,533
  Effective of dilutive securities:
    Debentures                                                                            1,257,514    1,306,079     1,473,257
    Unvested portion of restricted share awards and share options                             9,804       10,170        64,937
                                                                                       ---------------------------------------
  Denominator for diluted earnings per share-adjusted weighted average shares            14,806,204   15,337,652    15,778,727
                                                                                       =======================================


  (1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At December 31, 2000, the convertible subordinated debentures, if converted, would produce an additional 1,245,333 shares and the Units, if exchanged, would produce an additional 3,387,947 shares.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 10 - TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 2001 annual meeting of shareholders, is incorporated herein by reference.

  The Executive Officers of MART are as follows:


Name             Age        Position and Business Experience
--------------------------------------------------------------------------------

LeRoy E.         75         Chairman of the Board of MART since September
Hoffberger                  1993.


F. Patrick       53         President and CEO of MART since September 1993.
Hughes


Paul F.          47         Executive Vice President of MART since March 1996.
Robinson                    Vice President and Secretary / General Counsel of
                            MART since September 1993.



Janice C.        45         Vice President of MART since May 1999.
Robinson                    Controller of MART since January 1998.
                            Controller  and Vice  President of  Operations of
                            O'Conor Real Estate Management from January 1995 to December 1997.


Eugene T.        52         Treasurer of MART since September 1993.
Grady



Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his/her successor is duly elected and qualified.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2001 annual meeting of shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2001 annual meeting of shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2001 annual meeting of shareholders.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1.  Financial Statements
The  following   financial   statements   of   Mid-Atlantic   Realty  Trust  and
     Subsidiaries are included in Part II Item 8:
     Independent auditor's report
     Consolidated balance sheets as of December 31, 2000 and 1999
     Consolidated  statements  of  operations  for the years ended  December 31,
        2000, 1999 and 1998
     Consolidated  statements  of  shareholders'  equity  for  the  years  ended
        December 31, 2000, 1999 and 1998
     Consolidated  statements  of cash flows for the years  ended  December  31,
        2000, 1999 and 1998
     Notes to consolidated financial statements

(a) 2.  Financial Statement Schedule
Schedule III - Real estate and accumulated depreciation and amortization
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3.  Exhibits
Exhibit No.

3(a)     Declaration of Trust dated June 29, 1993  (incorporated by reference to
         Exhibit 3(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
3(b) By-laws (incorporated by reference to Exhibit 3(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
3(c) Amendment to Declaration of Trust dated August 4, 1998 (incorporated by reference to Exhibit 3(c) to MART's Annual Report on Form 10-K for the year ended December 31, 1998).
4(a) Specimen certificate for Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
4(b) Trust Indenture dated September 8, 1993, between MART and Security Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(a) Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through November 14, 1997 (incorporated by reference to Exhibit 10(a) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
10(b) Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by reference to MART's Registration Statement on Form S-8, File No. 333-12161).
10(c) Employment Agreement between BTR Realty, Inc. and F. Patrick Hughes (incorporated by reference to Exhibit 10(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(d) Employment Agreement between Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(e) Amendment dated December 1, 1995 to Employment Agreement between MART and F. Patrick Hughes and MART and Paul F. Robinson (incorporated by reference to Exhibit 10(e) to MART's Annual Report on Form 10-K for the year ended December 31, 1995).
10(f) Commitment Letter from First National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART's Registration Statement on Form S-11, File No.33-66386).
10(g) Agreement for Contribution of Interests dated April 1, 1997, among MART and the Contributors named therein (incorporated by reference to Exhibit (c)1 to Form 8-K filed July 15, 1997).
10(h) Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c)2 to Form 8-K filed July 15, 1997).
10(i) Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b)1 to Form 8-K filed September 30, 1997).
10(j) Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997. (incorporated by reference to Exhibit 10(j) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).

10(k) Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation Plan, adopted on November 14, 1997 (incorporated by reference to
         Exhibit 10(k) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
10(l) Financing agreement dated April 23, 1999 with named banks (incorporated by reference to Exhibit 10.1 to MART's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
12       Computation of Ratio of Earnings to Fixed Charges.*
21       Subsidiaries of the Registrant.*
23       Consent of KPMG LLP.*
99.1     Real Estate Investment Risks.*

*Filed herewith


(b) Reports on Form 8-K
     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MID-ATLANTIC REALTY TRUST

Date:  3/20/01                     /s/ F. Patrick Hughes
       -----------------------------------------------------------------------
                                    F. Patrick Hughes, President and Chief
                                      Executive Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Date:  3/20/01                    /s/ LeRoy E. Hoffberger
       -------------------------------------------------------------------------
                                  LeRoy E. Hoffberger, Chairman

Date:  3/20/01                    /s/ F. Patrick Hughes
       -------------------------------------------------------------------------
                                  F. Patrick Hughes, President and Chief
                                    Executive Officer

Date:  3/20/01                    /s/ Janice C. Robinson
       -------------------------------------------------------------------------
                                  Janice C. Robinson, Vice President
                                    and Controller

Date:  3/20/01                    /s/ Eugene T. Grady
       -------------------------------------------------------------------------
                                  Eugene T. Grady, Treasurer

Date:  3/20/01                    /s/ David F. Benson
       -------------------------------------------------------------------------
                                  David F. Benson, Trustee

Date:  3/20/01                    /s/ Marc P. Blum
       -------------------------------------------------------------------------
                                  Marc P. Blum, Trustee

Date:  3/20/01                    /s/ Robert A. Frank
       -------------------------------------------------------------------------
                                  Robert A. Frank, Trustee

Date:  3/20/01                    /s/ M. Ronald Lipman
       -------------------------------------------------------------------------
                                   M. Ronald Lipman, Trustee

Date:  3/20/01                    /s/ Daniel S. Stone
       -------------------------------------------------------------------------
                                  Daniel S. Stone, Trustee


MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation



December 31, 2000                      Initial cost to Company                        Cost capitalized subsequent to acquisition
                             Mortgages                   Building and                                              Carrying Costs
Description                  Payable              Land     Improvement           Improvements        Land           Improvements
------------------------------------------------------------------------------------------------------------------------------------


Shopping Centers
Arundel Plaza             $ 11,669,139         1,695,566        530,951           6,181,172       1,843,683            -
Bradywine Commons               -                 -          12,164,821              69,421           -                -
Burke Town Plaza                -                 -           2,936,134           1,858,049           -                -
Club Centre                  5,229,384         2,029,919      3,600,663              83,407           -                -
Colonie Plaza                   -              1,137,567      7,755,095             791,302           -                -
Columbia Plaza                  -                999,739      6,887,711           4,015,724         203,353            -
Del Alba                     7,033,195         2,270,000      7,882,217              31,602           -                -
Enchanted Forest            12,879,254         3,873,246     15,314,736             273,307           -                -
Fullerton Plaza                 -              2,704,763      5,707,164               8,654           -                -
Glen Burnie Village             -              3,081,553      4,598,794           1,027,021           -                -
Harford Mall                18,775,712           599,031      8,457,331          26,265,809        (12,954)            -
Ingleside                   12,533,421         3,023,230     11,817,212             164,089           -                -
Little Glen                     -                 -              -                   76,898           -                -
Lutherville Station             -                 -           4,031,809          14,665,344           -                -
Milford Commons                 -                673,306      3,789,682              36,967           -                -
North East                      -                 -              -                5,939,593       2,687,905            -
Owings Mills                12,402,906         4,381,666      9,547,434             209,130           -                -
Patriots Plaza                  -                 -           1,709,846             647,539           -                -
Perry Hall Square            5,805,223         3,538,825      6,604,216             819,564           -                -
Radcliffe Center                -             11,205,665      5,663,480             106,660           -
Rolling Road Plaza              -                338,791      1,632,268           2,129,492           -            (837,931)
Rosedale Plaza               1,621,715         1,024,712      3,217,926           5,659,757           -                -
Saucon Valley Square         8,420,210            -           4,560,182           1,757,786      4,292,700             -
Shawan Plaza                11,981,989         2,055,694     13,930,839             120,908           -                -
Shoppes at Easton            7,296,111         2,600,000     10,375,069              66,188           -                -
Skyline Village              4,662,858           555,295      6,240,003           1,134,458           -                -
Smoketown Plaza                 -                516,312     10,095,077             776,745           -                -
Spotsylvania Crossing           -              1,544,314      6,600,616             405,109           -                -
Stonehedge Square            5,515,063         1,151,500      7,202,742              11,687           -                -
Sudley Towne Plaza              -                789,881      3,736,837             499,898           -                -
Timonium Crossing            5,505,698         4,276,779      4,792,548             159,160           -                -
Timonium                    11,070,045         6,252,248     12,090,955             945,925           -                -
Wayne Heights                   -              1,546,720      3,837,159             149,339           -                -
Wayne Plaza                  8,984,088         1,650,300      9,230,960             890,501           -                -
Wilkens Beltway Plaza          406,956            -           3,601,891           1,153,371        475,481        2,923,200
York Road Plaza              8,261,117         1,562,382      2,102,575           2,872,765           -                -
                          ----------------------------------------------------------------------------------------------------------
                           160,054,084        67,079,004    222,250,943          82,004,341      9,490,168        2,085,269
                          ----------------------------------------------------------------------------------------------------------
Office Buildings
Orchard Square               2,573,494         1,160,666      2,959,390              89,284           -                -
Partiots Office                   -                 -         1,522,943             301,709           -                -
Wilkens Office II                 -                 -         1,644,370             296,723           -                -
Wilkens Office I                  -                 -         1,383,102             381,602           -                -
Wilkens Office III                -                 -           768,642             151,682           -                -
                          ----------------------------------------------------------------------------------------------------------
                             2,573,494         1,160,666      8,278,447           1,221,000           -                -
                          ----------------------------------------------------------------------------------------------------------
Bowling Centers
Clinton                           -                 -           457,764              63,297           -                -
Freestate                         -              180,025        740,082               2,719           -                -
Waldorf                           -              243,139        579,096               5,690           -                -
                          ----------------------------------------------------------------------------------------------------------
                                  -              423,164      1,776,942              71,706           -                -
                          ----------------------------------------------------------------------------------------------------------
Other Rental Properties
Business Center                   -              395,537       1,190,692            121,761        235,022             -
Southwest                         -                -             283,039            672,507         45,149             -
Waldorf Firestone                 -                9,261         161,543             13,821           -                -
                          ----------------------------------------------------------------------------------------------------------
                                  -              404,798       1,635,274            808,089        280,171             -
                          ----------------------------------------------------------------------------------------------------------
Properties in Development         -                -          29,590,613                -              -               -
                          ----------------------------------------------------------------------------------------------------------
Properties Held For               -            3,587,610            -                   -              -               -
  Development or Sale     ----------------------------------------------------------------------------------------------------------
Other Property                    -                -             681,313            667,948            -               -
                          ----------------------------------------------------------------------------------------------------------
                          $ 162,627,578       72,655,242     264,213,532         84,773,084      9,770,339        2,085,269
                          ----------------------------------------------------------------------------------------------------------

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation - (Continued)

December 31, 2000      Amount at which carried at close of period                                             Life on which deprec.
                                         Buildings and               Accumulated      Date of        Date         on latest income
Description                  Land        improvments     Total      depreciation    construction   acquired  statement is computed
------------------------------------------------------------------------------------------------------------------------------------


Shopping Centers
Arundel Plaza            $  3,539,249     6,712,123     10,251,372      474,833                     12/97          5-50 yrs.
Bradywine Commons                -       12,234,242     12,234,242    2,138,391                     11/95          5-50 yrs.
Burke Town Plaza                 -        4,794,183      4,794,183    2,334,630      7/79-7/82                     5-50 yrs.
Club Centre                 2,029,919     3,684,070      5,713,989      770,106                      7/97          5-50 yrs.
Colonie Plaza               1,137,567     8,546,397      9,683,964    3,046,504      12/87                         5-50 yrs.
Columbia Plaza              1,203,092    10,903,435     12,106,527    3,142,388       6/88                         5-50 yrs.
Del Alba                    2,270,000     7,913,819     10,183,819      372,505                      9/98          5-50 yrs.
Enchanted Forest            3,873,246    15,588,043     19,461,289    1,921,100                      7/97          5-50 yrs.
Fullerton Plaza             2,704,763     5,715,818      8,420,581       85,778                      3/00          5-50 yrs.
Glen Burnie Village         3,081,553     5,625,815      8,707,368      602,809                      7/97          5-50 yrs.
Harford Mall                  586,077    34,723,140     35,309,217   14,684,295     12/73                          5-50 yrs.
Ingleside                   3,023,230    11,981,301     15,004,531    1,074,430                      7/97          5-50 yrs.
Little Glen                      -           76,898         76,898       41,644                      7/97          5-50 yrs.
Lutherville Station              -       18,697,153     18,697,153    1,870,881                     10/93          5-50 yrs.
Milford Commons               673,306     3,826,649      4,499,955      247,250                     12/97          5-50 yrs.
North East                  2,687,905     5,939,593      8,627,498      360,455      2/96-                         5-50 yrs.
Owings Mills                4,381,666     9,756,564     14,138,230    1,141,367     12/95                          5-50 yrs.
Patriots Plaza                   -        2,357,385      2,357,385    1,130,604      6/84                          5-50 yrs.
Perry Hall Square           3,538,825     7,423,780     10,962,605    2,156,018                      7/97          5-50 yrs.
Radcliffe Center           11,205,665     5,770,140     16,975,805    1,683,079                      7/97          5-50 yrs.
Rolling Road Plaza            338,791     2,923,829      3,262,620    1,484,583      6/73                          5-50 yrs.
Rosedale Plaza              1,024,712     8,877,683      9,902,395    1,245,173                     10/89          5-50 yrs.
Saucon Valley Square        4,292,700     6,317,968     10,610,668      191,202                      3/99          5-50 yrs.
Shawan Plaza                2,055,694    14,051,747     16,107,441    2,345,978                      7/97          5-50 yrs.
Shoppes at Easton           2,600,000    10,445,257     13,045,257    1,448,552                      9/94          5-50 yrs.
Skyline Village               555,295     7,374,461      7,929,756    2,628,856      5/88                          5-50 yrs.
Smoketown Plaza               516,312    10,871,822     11,388,134    3,878,147      4/87                          5-50 yrs.
Spotsylvania Crossing       1,544,314     7,005,725      8,550,039    2,558,973      5/87                          5-50 yrs.
Stonehedge Square           1,151,500     7,214,429      8,365,929      108,398                      3/00          5-50 yrs.
Sudley Towne Plaza            789,881     4,236,735      5,026,616    1,735,815      7/84                          5-50 yrs.
Timonium Crossing           4,276,779     4,951,708      9,228,487      689,331                      7/97          5-50 yrs.
Timonium                    6,252,248    13,036,880     19,289,128    1,385,374                      7/97          5-50 yrs.
Wayne Heights               1,546,720     3,986,498      5,533,218      252,149                      1/98          5-50 yrs.
Wayne Plaza                 1,650,300    10,121,461     11,771,761      619,176                      2/98          5-50 yrs.
Wilkens Beltway Plaza         475,481     7,678,462      8,153,943    2,164,084      5/81                          5-50 yrs.
York Road Plaza             1,562,382     4,975,340      6,537,722    2,303,856                     11/85          5-50 yrs.
                         -----------------------------------------------------------------------------------------------------------
                           76,569,172   306,340,553    382,909,725   64,318,714
                         -----------------------------------------------------------------------------------------------------------
Office Buildings
Orchard Square              1,160,666     3,048,674      4,209,340      497,308                      7/97          5-50 yrs.
Partiots Office                  -        1,824,652      1,824,652      720,194      8/85                          5-50 yrs.
Wilkens Office II                -        1,941,093      1,941,093      725,509      1/87                          5-50 yrs.
Wilkens Office I                 -        1,764,704      1,764,704      775,464      1/85                          5-50 yrs.
Wilkens Office III               -          920,324        920,324      311,448      1/91                          5-50 yrs.
                         --------------------------------------------------- -------------------------------------------------------
                            1,160,666     9,499,447     10,660,113    3,029,923
                         -----------------------------------------------------------------------------------------------------------
Bowling Centers
Clinton                          -          521,061        521,061      320,112      8/71                          5-50 yrs.
Freestate                     180,025       742,801        922,826      677,815      3/78                          5-50 yrs.
Waldorf                       243,139       584,786        827,925      276,607      3/79                          5-50 yrs.
                         -----------------------------------------------------------------------------------------------------------
                              423,164     1,848,648      2,271,812    1,274,534
                         -----------------------------------------------------------------------------------------------------------
Other Rental Properties
Business Center               630,559     1,312,453      1,943,012      387,200      4/90                          5-50 yrs.
Southwest                      45,149       955,546      1,000,695      567,167      4/68                          5-50 yrs.
Waldorf Firestone               9,261       175,364        184,625       77,640      9/78                          5-50 yrs.
                         -----------------------------------------------------------------------------------------------------------
                              684,969     2,443,363      3,128,332    1,032,007
                         -----------------------------------------------------------------------------------------------------------
Properties in Development        -       29,590,613     29,590,613         -         Various
                         -----------------------------------------------------------------------------------------------------------
Properties Held For         3,587,610          -         3,587,610         -
  Development or Sale    -----------------------------------------------------------------------------------------------------------
  Other Property                 -         1,349,261     1,349,261      780,515                    9/82-12/98      3-10 yrs.
                         -----------------------------------------------------------------------------------------------------------
                         $ 82,425,581    351,071,885   433,497,466   70,435,693
                         ===========================================================================================================


MID-ATLANTIC RELATY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation - (Continued)

(1)  The changes in total cost of properties are as follows:


                                                         Year ended December 31,
                                               2000            1999             1998
--------------------------------------------------------------------------------------------


Balance beginning of year                  $ 381,716,196     361,892,910     328,527,402
Additions during year:
    Acquisitions                              16,786,510      10,602,882      26,417,356
    Improvements                               1,920,569       2,728,549       5,672,676
    Development operations                    33,462,826       6,491,855       6,738,109
                                           --------------------------------------------------
                                              52,169,905      19,823,286      38,828,141
                                           --------------------------------------------------

Deductions during year:
    Cost of real estate sold                        -               -         (5,462,633)
    Retirements and disposals                  (388,635)            -               -
                                           --------------------------------------------------
                                               (388,635)            -         (5,462,633)
                                           --------------------------------------------------
Balance end of year                        $ 433,497,466     381,716,196     361,892,910
                                           ==================================================



(2) The changes in accumulated depreciation are as follows:



                                               2000            1999             1998
--------------------------------------------------------------------------------------------

Balance beginning of year                  $ (60,097,298)    (50,540,094)    (42,781,532)
Depreciation and amortization                (10,392,055)     (9,557,204)     (8,813,251)
Retirements, disposals and sales                  53,660            -          1,054,689
                                           --------------------------------------------------
Balance end of year                        $ (70,435,693)    (60,097,298)    (50,540,094)
                                           ==================================================

(3) The aggregate cost of properties for Federal income tax purposes is approximately $392,000,000 at December 31, 2000.
(4)  See Item 2 for geographic location of properties.
(5)  Freestate includes one bowling center in Illinois.

              INDEX TO EXHIBITS FILED WITH MID-ATLANTIC REALTY TRUST
                            FORM 10-K ANNUAL REPORT
Exhibit No.

3(a)     Declaration of Trust dated June 29, 1993  (incorporated by reference to
         Exhibit 3(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
3(b) By-laws (incorporated by reference to Exhibit 3(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
3(c) Amendment to Declaration of Trust dated August 4, 1998 (incorporated by reference to Exhibit 3(c) to MART's Annual Report on Form 10-K for the year ended December 31, 1998).
4(a) Specimen certificate for Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
4(b) Trust Indenture dated September 8, 1993, between MART and Security Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(a) Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through November 14, 1997 (incorporated by reference to Exhibit 10(a) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
10(b) Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by reference to MART's Registration Statement on Form S-8, File No. 333-12161).
10(c) Employment Agreement between BTR Realty, Inc. and F. Patrick Hughes (incorporated by reference to Exhibit 10(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(d) Employment Agreement between Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART's Registration Statement on Form S-11, File No. 33-66386).
10(e) Amendment dated December 1, 1995 to Employment Agreement between MART and F. Patrick Hughes and MART and Paul F. Robinson (incorporated by reference to Exhibit 10(e) to MART's Annual Report on Form 10-K for the year ended December 31, 1995).
10(f) Commitment Letter from First National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART's Registration Statement on Form S-11, File No.33-66386).
10(g) Agreement for Contribution of Interests dated April 1, 1997, among MART and the Contributors named therein (incorporated by reference to Exhibit (c)1 to Form 8-K filed July 15, 1997).
10(h) Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c)2 to Form 8-K filed July 15, 1997).
10(i) Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b)1 to Form 8-K filed September 30, 1997).
10(j) Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997. (incorporated by reference to Exhibit 10(j) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
10(k) Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation Plan, adopted on November 14, 1997 (incorporated by reference to
         Exhibit 10(k) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
10(l) Financing agreement dated April 23, 1999 with named banks (incorporated by reference to Exhibit 10.1 to MART's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
12       Computation of Ratio of Earnings to Fixed Charges.*
21       Subsidiaries of the Registrant.*
23       Consent of KPMG LLP.*
99.1     Real Estate Investment Risks.*

*Filed herewith