Form 10-Q
period 2001-03-31
MID ATLANTIC REALTY TRUST
filed 2001-04-30
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    FORM 10-Q



Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
For the quarterly period ended March 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                         Commission file Number 1-12288
                         ______________________________________________________

                         Mid-Atlantic Realty Trust
________________________________________________________________________________
             (Exact Name of Registrant as Specified in Its Charter)

Maryland                                                52-1832411
____________________________________                    ________________________
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          (Identification No.)

170 West Ridgely Road, Suite 300
Lutherville, Maryland                                   21093
____________________________________                    ________________________
(Address of Principal Executive                         (Zip Code)
 Offices)

Registrant's Telephone Number, Including Area Code      (410) 684-2000
                                                        ________________________


________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
 Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             X       Yes           No
                                           _______        _______


14,306,502 Common Shares were outstanding as of April 26, 2001.

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

         Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Item 5.           OTHER INFORMATION

         Item 6.           EXHIBITS AND REPORTS ON FORM 8-K


                                           MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                 Consolidated Balance sheets


                                                                                 As of
                                                                March 31, 2001              December 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)

ASSETS
Properties:
  Operating properties                                       $     424,691,811                  400,319,243
  Less accumulated depreciation and amortization                    73,049,976                   70,435,693
                                                             ------------------------------------------------------
                                                                   351,641,835                  329,883,550
  Properties in development                                         12,667,506                   29,590,613
  Properties held for development or sale                            3,587,610                    3,587,610
                                                             ------------------------------------------------------
                                                                   367,896,951                  363,061,773

  Cash and cash equivalents                                            114,972                      109,686
  Notes and accounts receivable - tenants and other                  1,825,041                    2,689,573
  Prepaid expenses and deposits                                      2,297,381                    2,991,645
  Deferred financing costs, net                                      2,060,233                    2,227,931
                                                             ------------------------------------------------------
                                                             $     374,194,578                  371,080,608
                                                             ======================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses                      $       7,474,604                    7,332,902
  Notes payable                                                     40,500,000                   37,000,000
  Construction loans payable                                        20,467,262                   20,258,948
  Mortgages payable                                                161,939,080                  162,627,578
  Convertible subordinated debentures                                8,576,000                   13,076,000
  Deferred income                                                      961,520                      491,096
                                                             ------------------------------------------------------
                                                                   239,918,466                  240,786,524
                                                             ------------------------------------------------------

Minority interest in consolidated joint ventures                    35,946,075                   36,608,643
                                                             ------------------------------------------------------
Shareholders' equity:
  Preferred shares of beneficial interest, $.01 par value,
   authorized 2,000,000 shares, issued and outstanding, none
  Common shares of beneficial interest, $.01 par value,
   authorized 100,000,000 shares, issued and outstanding                    -                            -
   14,306,502 and 13,810,162 shares, respectively                     143,065                      138,102
  Additional paid-in capital                                      130,352,957                  125,088,309
  Distributions in excess of accumulated earnings                 (32,165,985)                 (31,540,970)
                                                             ------------------------------------------------------
                                                                   98,330,037                   93,685,441
                                                             ------------------------------------------------------
                                                             ------------------------------------------------------
                                                             $    374,194,578                  371,080,608
                                                             ======================================================

See accompanying notes to consolidate financial statements.


                                     MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                                   (UNAUDITED)

                                                                        Three months ended March 31,
                                                                     2001                           2000
------------------------------------------------------------------------------------------------------------------

REVENUES:
   Minimum rents                                             $      12,243,276                   11,100,820
   Percentage rents                                                    335,841                      339,834
   Tenant recoveries                                                 2,451,465                    2,394,330
   Other                                                               215,506                       74,397
                                                             -----------------------------------------------------
                                                                    15,246,088                   13,909,381
                                                             -----------------------------------------------------
EXPENSES:
   Interest                                                          4,356,003                    3,842,466
   Depreciation and amortization
     of property and improvements                                    2,633,705                    2,504,492
   Operating                                                         3,223,968                    3,105,985
   General and administrative                                          810,716                      702,857
                                                             -----------------------------------------------------
                                                                    11,024,392                   10,155,800
                                                             -----------------------------------------------------

EARNINGS FROM OPERATIONS
   BEFORE MINORITY INTEREST                                          4,221,696                    3,753,581

Minority Interest                                                     (927,032)                    (826,575)
                                                              ----------------------------------------------------

EARNINGS FROM OPERATIONS                                             3,294,664                    2,927,006
                                                              ----------------------------------------------------

NET EARNINGS                                                  $      3,294,664                    2,927,006
                                                              ====================================================

                                                              ----------------------------------------------------
NET EARNINGS PER SHARE - basic                                $           0.24                         0.21
                                                              ====================================================

                                                              ----------------------------------------------------
NET EARNINGS PER SHARE - diluted                              $           0.23                         0.21
                                                              ====================================================


See accompanying notes to consolidated financial statements.



                                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (UNAUDITED)
                                                                   Three months ended March 31,
                                                                    2001                         2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                               $       3,294,664                    2,927,006
  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation and amortization                                  2,633,705                     2,504,492
      Minority interest in earnings, net                               927,032                       826,575
      Amortization of deferred financing costs                         128,658                        90,700
      Additions to deferred interest on construction loans payable     208,314                           -
      Changes in operating assets and liabilities:
        Decrease in assets                                           1,558,796                       547,304
        Increase (decrease) in liabilities                             612,126                      (222,156)
      Other, net                                                        34,316                        77,016
                                                             ---------------------------------------------------
Total adjustments                                                    6,102,947                     3,823,931
                                                             ---------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                  9,397,611                     6,750,937
                                                             ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to properties                       (7,375,634)                 (16,556,970)
  Payments to minority partners                                     (1,069,021)                  (1,071,630)
                                                             ----------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                     (8,444,655)                 (17,628,600)
                                                             ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                     26,500,000                   21,100,000
    Principal payments on notes payable                            (23,000,000)                  (2,500,000)
    Principal payments on mortgages payable                           (688,498)                    (726,979)
    Deferred financing costs                                            (4,825)                     (72,628)
    Proceeds from exercise of share options                            165,332                          -
    Shares repurchased                                                     -                     (2,158,483)
    Dividends paid                                                  (3,919,679)                  (3,756,341)
                                                             ----------------------------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (947,670)                  11,885,569
                                                             ----------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,286                    1,007,906

CASH AND CASH EQUIVALENTS, beginning of period                         109,686                      147,878
                                                             ----------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                     $         114,972                    1,155,784
                                                             ====================================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Conversion of subordinated debentures, net of deferred
      financing costs                                        $       4,444,474                          -
    Conversion of Operating Partnership Units                          520,578                          -
    Mortgages payable assumed                                              -                      5,562,175
                                                             ====================================================


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

Description of Business
The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.
     The Company has an equity interest in 38 operating shopping centers, 33 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns approximately 81 acres of undeveloped land in parcels varying in size from three to thirty-four acres.
     All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 80% of the Units at March 31, 2001.

Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements have been prepared using the accounting policies described in the Company's 2000 annual report on Form 10-K. The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and March 31, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts for 2000 have been reclassified to conform to presentation in 2001.

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



                                             MID-ATLANTIC REALTY TRUST
                              Notes To Consolidated Financial Statements - Continued
                                                   (UNAUDITED)

Operating results for the segments are summarized as follows:


                                                               Three months ended March 31,
                                                     2001                                        2000
-------------------------------------------------------------------------------------------------------------------------
                                       Shopping         All                         Shopping        All
                                        Centers        Other           Total         Centers       Other         Total
-------------------------------------------------------------------------------------------------------------------------
Revenues                        $       14,726,785      519,303      15,246,088    13,409,927      499,454    13,909,381

Expenses, exclusive of
    depreciation and
    amortization of property
    and improvements                     8,177,793      212,894       8,390,687     7,443,098     208,210      7,651,308
Minority Interest                          917,248        9,784         927,032       829,854      (3,279)       826,575
                                -----------------------------------------------------------------------------------------
FFO                             $        5,631,744      296,625       5,928,369     5,136,975     294,523      5,431,498
                                =========================================================================================


A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:


                                      Three months ended March 31,
                                         2001                 2000
--------------------------------------------------------------------------------

Operating results:
      FFO                     $         5,928,369            5,431,498
      Depreciation and
      amortization of
      property and
      improvements                      2,633,705            2,504,492
                              --------------------------------------------------
Earnings from operations      $         3,294,664            2,927,006
                              ==================================================

Earnings  Per Share
Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period. The dilutive effects of convertible securities are computed Lusing the "if-converted" method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the "treasury stock" method.

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

The following table sets forth information relating to the computation of basic and diluted earnings per share:


                                                                                                  Three months ended March 31,
                                                                                                     2001            2000
----------------------------------------------------------------------------------------------------------------------------------

Numerator:

Net earnings                                                                                    $    3,294,664       2,927,006
     Dividends on unvested restricted share awards                                                     (70,082)        (67,866)
                                                                                                ----------------------------------
   Numerator for basic earnings per share--earnings available to common shareholders                 3,224,582       2,859,140
     Interest on subordinated debentures                                                               254,864              -
                                                                                                ----------------------------------
   Numerator for diluted earnings per share--earnings available to common shareholders               3,479,446       2,859,140
                                                                                                ==================================
Denominator: (1)
   Denominator for basic earnings per share--weighted average shares outstanding                    13,679,638      13,560,516
   Effect of dilutive securities:
     Debentures                                                                                      1,187,661              -
     Unvested portion of restricted share awards and share options                                      72,090           2,567
                                                                                                -----------------------------------
    Denominator for diluted earnings per share--adjusted weighted average shares                     14,939,389      13,563,083
                                                                                                ===================================

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At March 31, 2001, the convertible subordinated debentures, if converted, would produce an additional 816,762 shares and the Units, if exchanged, would produce an additional 3,339,099 shares.

Convertible Subordinated Debentures
Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at March 31, 2001, of $8,576,000, if fully converted, would produce an additional 816,762 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the three month periods ended March 31, 2001 and March 31, 2000.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2001 and 2000 is summarized in the following table:



                                        Transaction or
Property                                Opening Date
------------------------------------------------------

Acquisitions
------------

Fullerton Plaza Shopping Center         March 2000
Stonehedge Square Shopping Center       February 2000

Development/Redevelopment
-------------------------

Waverly Woods Shopping Center           March 2001
Security Square Shopping Center         February 2001
Burke Town Plaza Shopping Center        December 2000
Glen Burnie Village Shopping Center     November 2000
Rosedale Plaza Shopping Center          August 2000


Comparison of three months ended March 31, 2001 to three months ended March 31, 2000

Shopping Center Properties

Operating results are summarized as follows (in thousands):

                                                                                Three months ended March 31,
                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------

Revenues                                                                        $14,727             $13,410
Operating and interest expenses, exclusive of depreciation and amortization       8,178               7,443
Depreciation and amortization                                                     2,521               2,384
Minority interest                                                                   917                 830
                                                                                ---------------------------
Earnings from operations                                                        $ 3,111             $ 2,753
                                                                                ===========================


     Revenues from shopping centers increased by $1,317,000 in 2001 due primarily to the operations of the properties acquired in 2000 ($312,000), the development/redevelopment projects opened in 2001 and 2000 ($710,000) and other net rental and occupancy changes.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
          Of Financial Condition And Results Of Operations - Continued


Shopping Center Properties (continued)

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $735,000 in 2001 due primarily to the acquisitions and development/redevelopments referred to above ($355,000). Depreciation and amortization expense increased by $137,000 in 2001 due primarily to the acquisitions and redevelopments referred to above.


All Other Properties

Operating results are summarized as follows (in thousands):


                                                                                Three months ended March 31,
                                                                                    2001              2000
-------------------------------------------------------------------------------------------------------------

Revenues                                                                        $   519             $   449
Operating and interest expenses, exclusive of depreciation and amortization         213                 208
Depreciation and amortization                                                       113                 120
Minority interest                                                                    10                 (3)
Earnings from operaitons                                                        ---------------------------
                                                                                $   183             $   174
                                                                                ===========================

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with GAAP, excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REIT's because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $5,928,000 and $5,431,000 for the three months ended March 31, 2001 and 2000, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.


Liquidity and Capital Resources

The Company had cash and cash equivalents of  $114,972 at March 31, 2001.

     Net cash provided by operating activities was $9,398,000 and $6,751,000 in the three months ended March 31, 2001 and 2000, respectively. The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash used in investing activities decreased by $9,184,000 to $8,445,000 in 2001 from $17,629,000 in 2000. The Company acquired two properties for approximately $10,000,000 in 2000. There were no property acquisitions in 2001. The decrease in cash used for acquisitions was particularly offset by higher levels of development and redevelopment activity in 2001.

     Net cash used by financing activities was $948,000 in 2001 and net cash provided by financing activities was $11,886,000 in 2000. Financing activities provided cash in 2000 due primarily to the use of credit line borrowings to finance property acquisitions. The effect of the higher credit line borrowings in 2000 ($15,100,000) was partially offset by higher share repurchases ($2,158,000).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk- There have been no material changes in the Company's market risk information since December 31, 2000.



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

                                              MID-ATLANTIC REALTY TRUST
                                                Summaary Financial Data
                                             (In thousands, except share
                                               data and per share data)
                                                                           Three months ended March 31,

                                                                      -----------------------------------------
                                                                           2001                    2000
                                                                      -----------------------------------------

Revenues                                                              $     15,246                       13,909
                                                                      =========================================

Net earnings                                                          $      3,294                        2,927
                                                                      =========================================
                                                                      =========================================
Net earnings per share - basic                                        $       0.24                         0.21
                                                                      =========================================
                                                                      =========================================
Net earnings per share - diluted                                      $       0.23                         0.21
                                                                      =========================================

Total assets                                                          $    374,195                      348,673

Indebtedness-
    Total mortgages, convertible debentures, construction
    loans, notes and loans payable                                    $    231,482                      210,029
                                                                      =========================================

Funds from Operations (FFO) - (1)                                     $      5,928                        5,431
                                                                      =========================================

Net cash flow:
    Provided by operating activities                                  $      9,398                        6,751
    Used in investing activities                                      $     (8,445)                     (17,629)
    Provided (used) by financing activities                           $       (948)                      11,886
                                                                      =========================================

Cash dividends paid per share                                         $       0.28                         0.27
                                                                      =========================================

Weighted average number of shares outstanding - EPS:
    Basic                                                               13,679,638                   13,560,516
    Diluted                                                             14,939,389                   13,563,083
                                                                      =========================================

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings                                                          $      3,294                        2,927
Depreciation                                                                 2,634                        2,504
                                                                      -----------------------------------------
FFO                                                                   $      5,928                        5,431
                                                                      =========================================



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

         Form 8-K filed April 30, 2001 reporting selected financial information.

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




                                       MID-ATLANTIC REALTY TRUST AND
                                       SUBSIDIARIES
                                       (Registrant)



Date:    04/30/01                      /s/ F. Patrick Hughes
                                       ---------------------
                                       F. Patrick Hughes
                                       President and Chief Executive Officer



Date:    04/30/01                      /s/ Janice C. Robinson
                                       ---------------------
                                       Janice C. Robinson
                                       Vice President and Controller