Form 10-Q
period 2001-06-30
MID ATLANTIC REALTY TRUST
filed 2001-08-06
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                               -------------------------------------------------
 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------

Commission file Number                1-12286
                       ---------------------------------------------------------

                 Mid-Atlantic Realty  Trust
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

            Maryland                                       52-1832411
--------------------------------                     -----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


170 West Ridgely Road, Suite 300 - Lutherville, Maryland     21093
-------------------------------------------------------- --------------
(Address of Principal Executive Offices)                   (ZipCode)

Registrant's Telephone Number, Including Area Code       (410) 684-2000
                                                         --------------


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

                         X   Yes        No
                      ------     ------


14,696,867 Common Shares were outstanding as of August 6, 2001.

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

    Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Item 5.    OTHER INFORMATION

    Item 6.    EXHIBITS AND REPORTS ON FORM 8-K



                                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                      Consolidated Balance Sheets

                                                                                                             As of
                                                                                               June 30, 2001     December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)
ASSETS
Properties:
    Operating properties                                                                 $      428,413,540             400,319,243
    Less accumulated depreciation and amortization                                               75,771,192              70,435,693
                                                                                         ------------------------------------------
                                                                                                352,642,348             329,883,550
    Properties in development                                                                    11,448,909              29,590,613
    Properties held for development or sale                                                       3,587,610               3,587,610
                                                                                         ------------------------------------------
                                                                                                367,678,867             363,061,773

    Cash and cash equivalents                                                                     2,999,021                 109,686
    Notes and accounts receivable - tenants and other                                             1,877,653               2,689,573
    Prepaid expenses and deposits                                                                 1,540,038               2,991,645
    Deferred financing costs, net                                                                 2,006,684               2,227,931
                                                                                         ------------------------------------------
                                                                                         $      376,102,263             371,080,608
                                                                                         ==========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued expenses                                                $        6,811,539               7,332,902
    Notes payable                                                                                44,000,000              37,000,000
    Construction loans payable                                                                   20,579,065              20,258,948
    Mortgages payable                                                                           161,250,368             162,627,578
    Convertible subordinated debentures                                                           4,901,000              13,076,000
    Deferred income                                                                               1,088,083                 491,096
                                                                                         ------------------------------------------
                                                                                                238,630,055             240,786,524
                                                                                         ------------------------------------------
Minority interest in consolidated joint ventures                                                 36,112,367              36,608,643
                                                                                         ------------------------------------------

Shareholders'equity:
    Preferred shares of beneficial interest, $.01 par value, authorized
     2,000,000 shares, issued and outstanding, none
    Common shares of beneficial interest, $.01 par value, authorized
     100,000,000 shares, issued and outstanding 14,678,510 and 13,810,162 shares, respectively      146,785                 138,102
    Additional paid-in capital                                                                  134,263,506             125,088,309
    Distributions in excess of accumulated earnings                                             (33,050,450)            (31,540,970)
                                                                                         ------------------------------------------
                                                                                                101,359,841              93,685,441
                                                                                         ------------------------------------------
                                                                                         ------------------------------------------
                                                                                         $      376,102,263             371,080,608
                                                                                         ==========================================

See accompanying notes to consolidated financial statements.

                                       3



                                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                 Consolidated Statements of Operations
                                                             (UNAUDITED)
                                                           Three months ended June 30,            Six months ended June 30,
                                                             2001               2000              2001                2000
------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Minimum rents                                      $    12,366,616          11,875,530         24,609,892        22,976,350
    Percentage rents                                           256,875             259,292            592,716           599,126
    Tenant recoveries                                        2,518,903           2,201,665          4,970,368         4,595,994
    Other                                                      129,203             147,270            212,461           221,666
                                                       -----------------------------------   ----------------------------------
                                                            15,271,597          14,483,757         30,385,437        28,393,136
                                                       -----------------------------------   ----------------------------------
EXPENSES:
    Interest                                                 4,362,712           4,080,108          8,718,715         7,922,573
    Depreciation and amortization
     of property and improvements                            2,741,217           2,582,037          5,374,922         5,086,530
    Operating                                                3,288,164           2,890,737          6,379,884         5,996,721
    General and administrative                                 729,315             770,155          1,540,031         1,473,012
                                                       -----------------------------------   ---------------------------- -----
                                                            11,121,408          10,323,037         22,013,552        20,478,836
                                                       -----------------------------------   ----------------------------------
EARNINGS FROM OPERATIONS
    BEFORE MINORITY INTEREST                                 4,150,189           4,160,720          8,371,885         7,914,300
Minority Interest                                             (888,729)           (932,250)        (1,815,761)       (1,758,825)
                                                       -----------------------------------   ----------------------------------
EARNINGS BEFORE EXTRAORDINARY GAIN                           3,261,460           3,228,470          6,556,124         6,155,475
                                                       -----------------------------------   ----------------------------------
Extraordinary gain from early extinguishment of debt                               163,923                  -           163,923
                                                       -----------------------------------   ----------------------------------
NET EARNINGS                                           $     3,261,460           3,392,393   $      6,556,124         6,319,398
                                                       ===================================   ==================================

NET EARNINGS PER SHARE - BASIC:
Earnings before extraordinary gain                     $          0.22                0.23   $           0.46              0.44
Extraordinary gain from early extinguishment of debt                 -                0.01                  -              0.01
                                                       -----------------------------------   ----------------------------------
Net earnings                                           $          0.22                0.24   $           0.46              0.45
                                                       ===================================   ==================================
NET EARNINGS PER SHARE - DILUTED:
Earnings before extraordinary gain                     $          0.22                0.23   $           0.45              0.44
Extraordinary gain from early extinguishment of debt                                  0.01                  -              0.01
                                                       -----------------------------------   ----------------------------------
Net earnings                                           $          0.22                0.24   $           0.45              0.45
                                                       ===================================   ==================================

See accompanying notes to consolidated financial statements.



                                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                             (UNAUDITED)

                                                                                         Six months ended June 30,
                                                                                         2001                  2000
            ------------------------------------------------------------------------------------------------------------------
            CASH FLOWS FROM OPERATING ACTIVITIES:
               Net earnings                                                     $          6,556,124             6,319,398
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                  Extraordinary gain from early extinguishment of debt                             -              (163,923)
                  Depreciation and amortization                                            5,374,922             5,086,530
                  Minority interest in earnings, net                                       1,815,761             1,758,825
                  Amortization of deferred financing costs                                   257,010               186,664
                  Changes in operating assets and liabilities:
                    Decrease in assets                                                     2,263,527             1,472,758
                    Increase (decrease) in liabilities                                        75,624              (105,576)
                 Other, net                                                                  101,284               194,327
                                                                                ------------------------------------------
                 Total adjustments                                                         9,888,128             8,429,605
                                                                                ------------------------------------------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                           16,444,252            14,749,003
                                                                                ------------------------------------------
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Acquisitions of and additions to properties                                (9,838,518)          (26,081,779)
               Payments to minority partners                                              (1,791,459)           (2,075,828)
                                                                                ------------------------------------------
                      NET CASH USED IN INVESTING ACTIVITIES                              (11,629,977)          (28,157,607)
                                                                                ------------------------------------------
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from notes payable                                                46,000,000            54,600,000
               Principal payments on notes payable                                       (39,000,000)          (28,100,000)
               Proceeds from mortgages payable                                                     -             7,070,000
               Principal payments on mortgages payable                                    (1,377,210)           (8,005,098)
               Deferred interest on construction loans payable                               320,117                     -
               Deferred financing costs                                                     (106,511)             (347,445)
               Proceeds from exercise of share options                                       304,268                     -
               Shares repurchased                                                                  -            (2,634,895)
               Dividends paid                                                             (8,065,604)           (7,468,864)
                                                                                ------------------------------------------
                      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (1,924,940)           15,113,698
                                                                                ------------------------------------------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,889,335             1,705,094

            CASH AND CASH EQUIVALENTS, beginning of period                                   109,686               147,878
                                                                                ------------------------------------------
            CASH AND CASH EQUIVALENTS, end of period                            $          2,999,021             1,852,972
                                                                                ------------------------------------------
            SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
               Conversion of subordinated debentures, net of deferred
                 financing costs                                                $          8,077,255                24,586
               Conversion of Operating Partnership Units                                     520,578                     -
               Operating Partnership Units issued                                                  -               400,000
               Mortgages payable assumed                                                           -             5,562,175
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

The Company has an equity interest in 38 operating shopping centers, 33 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns approximately 81 acres of undeveloped land parcels varying in size from three to thirty-four acres. All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 81% of the Units at June 30, 2001.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements have been prepared using the accounting policies described in the Company's 2000 annual report on Form 10-K. The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six month periods ended June 30, 2001 and June 30, 2000 and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. Certain amounts for 2000 have been reclassified to conform to the presentation in 2001.

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

                                                    MID-ATLANTIC REALTY TRUST
                                      Notes To Consolidated Financial Statements - Continued
                                                          (UNAUDITED)

Operating results for the segments are summarized as follows for the three month periods ended June 30, 2001 and June 30, 2000:




                                                              Three months ended June 30,
                                                     2001                                        2000
-----------------------------------------------------------------------------------------------------------------------
                                     Shopping          All                         Shopping        All
                                     Centers          Other           Total         Centers       Other         Total
-----------------------------------------------------------------------------------------------------------------------
Revenues                     $       14,704,321       567,276      15,271,597    13,975,433      508,324     14,483,757
Expenses, exclusive of
    depreciation and
    amortization of property
    and improvements                  8,154,394       225,797       8,380,191     7,527,511      213,489      7,741,000
Minority Interest                       879,425         9,304         888,729       933,077         (827)       932,250
                             ------------------------------------------------------------------------------------------
FFO                          $        5,670,502       332,175       6,002,677     5,514,845      295,662      5,810,507
                             ==========================================================================================

A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:

                                        Three months ended June 30,
                                        2001                 2000
-----------------------------------------------------------------------
Operating results:
      FFO                     $          6,002,677          5,810,507
      Depreciation and
      amortization of
      property and
      improvements                       2,741,217          2,582,037
                              ---------------------------------------
Earnings from operations      $          3,261,460          3,228,470
                              =======================================

Operating results for the segments are summarized as follows for the six month periods ended June 30, 2001 and June 30, 2000:




                                                                 Six months ended June 30,
                                                     2001                                        2000
----------------------------------------------------------------------------------------------------------------------
                                    Shopping          All                        Shopping         All
                                     Centers         Other           Total        Centers        Other         Total
----------------------------------------------------------------------------------------------------------------------
Revenues                     $      29,298,858       1,086,579     30,385,437   27,385,359       1,007,777  28,393,136
Expenses, exclusive of
    depreciation and
    amortization of property
    and improvements                16,199,939         438,691     16,638,630   14,970,606       421,700    15,392,306
Minority Interest                    1,796,673          19,088      1,815,761    1,762,929        (4,104)    1,758,825
                             -----------------------------------------------------------------------------------------
FFO                          $      11,302,246         628,800     11,931,046   10,651,824       590,181    11,242,005
                             =========================================================================================


                            MID-ATLANTIC REALTY TRUST
             Notes to Consolidated Financial Statements - Continued
                                  (UNAUDITED)

A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:


                                           Six months ended June 30,
                                         2001                     2000
-----------------------------------------------------------------------
Operating results:
      FFO                     $        11,931,046            11,242,005
      Depreciation and
      amortization of
      property and
      improvements                      5,374,922             5,086,530
                              -----------------------------------------
Earnings from operations      $         6,556,124             6,155,475
                              =========================================

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                                              Six months ended June 30,  Three months ended June 30,
                                                                                 2001         2000            2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
   Earnings before extraordinary gain                                       $  6,556,124     6,155,475       3,261,460    3,228,470
    Dividends on unvested restricted share awards                               (140,762)     (137,322)        (70,680)     (69,456)
                                                                            --------------------------      -----------------------
   Numerator for basic earnings per share--earnings available to
      common shareholders                                                      6,415,362     6,018,153       3,190,780    3,159,014
    Interest on subordinated debentures                                          342,787       538,252          87,923      268,014
                                                                            --------------------------      -----------------------
   Numerator for diluted earnings per share-eamings available to
      common shareholders                                                      6,758,149     6,556,405       3,278,703    3,427,028
                                                                            ==========================      =======================
Denominator: (1)
   Denominator for basic earnings per share--weighted average
      shares outstanding                                                      13,948,758    13,534,722      14,214,916   13,503,848
   Effect of dilutive securities:
    Debentures                                                                   927,113     1,260,228         669,431    1,261,084
    Unvested portion of restricted share awards and share options                 91,940         2,424          87,732        2,279
                                                                            --------------------------      -----------------------
   Denominator for diluted earnings per share--adjusted weighted
      average shares                                                          14,967,811    14,797,374      14,972,079   14,767,211
                                                                            ==========================      =======================

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At June 30, 2001, the convertible subordinated debentures, if converted, would produce an additional 466,762 shares and the Units, if exchanged, would produce an additional 3,339,099 shares.


                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at June 30, 2001, of $4,901,000, if fully converted, would produce additional 466,762 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

Part I. FINANCIAL INFORMATION
ITEM 2.


                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the three and six month periods ended June 30, 2001 and June 30, 2000.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2001 and 2000 is summarized in the following table:


                                             Transaction or
Property                                     Opening Date
-------------------------------------------------------------

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

Comparison of three months ended June 30, 2001 to three months ended June 30,
2000

Shopping Center Properties

Operating results are summarized as follows (in thousands):

                                                                                          Three months ended June 30,
                                                                                             2001               2000
----------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $     14,704            13,975
Operating and interest expenses, exclusive of depreciation and amortization                   8,154             7,527
Depreciation and amortization                                                                 2,625             2,468
Minority interest                                                                               879               933
                                                                                       ------------------------------
Earnings from operations                                                               $      3,046             3,047
                                                                                       ==============================


     Revenues from shopping centers increased by $729,000 in 2001 due primarily to the operations of the acquisitions and development/redevelopment projects opened in 2001 and 2000 ($1,014,000) and other net rental and occupancy changes.

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $627,000 in 2001 due primarily to the acquisitions and development/redevelopment projects referred to above ($359,000). Depreciation and amortization expense increased by $157,000 in 2001 due primarily to the acquisitions and development/redevelopment projects referred to above.


                                                  MID-ATLANTIC REALTY TRUST
                                            Management's Discussion And Analysis
                                Of Financial Condition And Results Of Operations - Continued

All Other Properties

Operating results are summarized as follows (in thousands):


                                                                                            Three months ended June 30,
                                                                                               2001               2000
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $         567              508
Operating and interest expenses, exclusive of depreciation and amortization                      226              214
Depreciation and amortization                                                                    116              114
Minority interest                                                                                  9               (1)
                                                                                       ------------------------------
Earnings from operations                                                               $         216              181
                                                                                       ==============================

Comparison of six months ended June 30, 2001 to six months ended June 30, 2000

Shopping Center Properties

Operating results are summarized as follows (in thousands):

                                                                                            Six months ended June 30,
                                                                                             2001               2000
---------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $     29,299            27,385
Operating and interest expenses, exclusive of depreciation and amortization                  16,200            14,971
Depreciation and amortization                                                                 5,146             4,853
Minority interest                                                                             1,797             1,763
                                                                                       ------------------------------
Earnings from operations                                                               $      6.156             5,798
                                                                                       ==============================


     Revenues from shopping centers increased by $1,914,000 in 2001 due primarily to the operations of the properties acquired in 2000 ($295,000), the acquisitions and development/redevelopment projects opened in 2001 and 2000 ($1,470,000) and other net rental and occupancy changes.

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $1,229,000 in 2001 due to the acquisitions and development/redevelopment projects referred to above ($439,000) and other increases in operating and interest expenses. Depreciation and amortization expense increased by $293,000 in 2001 due primarily to the acquisitions and development/redevelopment projects referred to above.


All Other Properties

Operating results are summarized as follows (in thousands):

                                                                                         Six months ended June 30,
                                                                                          2001               2000
--------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $  1,086              1,008
Operating and interest expenses, exclusive of depreciation and amortization                 439                421
Depreciation and amortization                                                               228                233
Minority interest                                                                            19                 (4)
                                                                                       ----------------------------
Earnings from operations                                                               $    400                358
                                                                                       ===========================

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
          Of Financial Condition And Results Of Operations - Continued

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with generally accepted accounting principles (GAAP), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REIT's because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $11,931,000 and $11,242,000 for the six months ended June 30, 2001 and 2000, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.


Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,999,021 at June 30, 2001.

     Net cash provided by operating activities was $16,444,000 and $14,749,000 for the six months ended June 30, 2001 and 2000, respectively. The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash used in investing activities decreased by $16,528,000 to $11,630,000 in 2001 from $28,158,000 in 2000. The Company acquired two properties for approximately $10,000,000 in 2000. There were no property acquisitions in 2001. The decrease in cash used in investing activities was also attributable to lower levels of development and redevelopment activity in 2001.

     Net cash used by financing activities was $1,925,000 in 2001 and net cash provided by financing activities was $15,114,000 in 2000. Financing activities provided cash in 2000 due primarily to greater use of credit line borrowings ($19,500,000), primarily to finance property acquisitions and development and redevelopment activity. The effect of higher credit line borrowings was partially offset by share repurchases ($2,635,000) in 2000.

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

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The Annual Meeting of Shareholders was held on May 11, 2001. Elected to serve as trustees for the ensuing year and until the election and qualification of their successors were:
David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman and Daniel S. Stone.


Matter Voted Upon                              For                  Against                     Withheld
-----------------                              ---                  -------                     --------
a.  Election of Trustees:

         David F. Benson                    12,959,293                 -                         29,365
         Marc P. Blum                       12,959,171                 -                         29,487
         Robert A. Frank                    12,960,671                 -                         27,987
         LeRoy E. Hoffberger                12,957,215                 -                         31,443
         F. Patrick Hughes                  12,961,053                 -                         27,605
         M. Ronald Lipman                   12,960,853                 -                         27,805
         Daniel S. Stone                    12,956,571                 -                         27,987

b.  Proposal  to approve the appointment
of KPMG LLP as the independent certified
public accountants of MART for the fiscal
year ending December 31, 2001:              12,952,524               24,067                      12,067


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


                                              MID-ATLANTIC REALTY TRUST

                                               Summary Financial Data
                                 (in thousands, except share data and per share data)

                                                          Three months ended June 30,              Six months ended June 30,
                                                         ------------------------------           ---------------------------
                                                            2001              2000                 2001              2000
                                                         ------------------------------           ---------------------------
  Revenues                                               $     15,272            14,484              30,385            28,393
                                                         ------------------------------      --------------------------------

  Net earnings                                           $      3,262             3,393               6,556             6,319
                                                         ------------------------------      --------------------------------
                                                         ------------------------------      --------------------------------
  Net earnings per share - basic                         $       0.22              0.24                0.46              0.45
                                                         ------------------------------      --------------------------------
                                                         ------------------------------      --------------------------------
  Net earinings per share - diluted                      $       0.22              0.24                0.45              0.45
                                                         ------------------------------      --------------------------------
  Total assets                                                                               $      376,102           356,016
  Indebtedness -
  Total mortgages, convertible debentures, construction
     loans, notes and loans payable                                                          $      230,730           217,532
                                                         ------------------------------      --------------------------------
  Funds from Operations (FFO) - (1)                      $      6,003             5,811              11,931            11,242
                                                         ------------------------------      --------------------------------
  Net cash flow:
     Provided by operating activities                    $      7,046             8,162              16,444            14,749
     Used in investing activities                        $     (3,185)          (10,529)            (11,630)          (28,158)
     Provided (used) by financing activities             $       (977)            3,064              (1,925)           15,114
                                                         ------------------------------      --------------------------------
  Cash dividends paid per share                          $       0.28              0.27                0.57              0.54
                                                         ------------------------------      --------------------------------
  Weighted average number of shares outstanding - EPS:
     Basic                                                 14,214,916        13,503,848          13,948,758        13,534,722
     Diluted                                               14,972,079        14,767,211          14,967,811        14,797,374
                                                         ------------------------------      --------------------------------

  RECONCILIATION OF NET EARNINGS TO FFO

  Net earnings                                           $      3,262            3,393                6,556             6,319
  Depreciation                                                  2,741            2,582                5,375             5,087
  Extraordinary gain from early extinguishment of debt             -              (164)                   -              (164)
                                                         -----------------------------       --------------------------------
  FFO                                                    $      6,003            5,811               11,931            11,242
                                                         -----------------------------       --------------------------------




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

         Form 8-K filed August 6, 2001 reporting selected financial information.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  MID-ATLANTIC REALTY TRUST AND
                                  SUBSIDIARIES
                                  (Registrant)



Date:    08/06/01                 /s/ F. Patrick Hughes
     ------------------------     ----------------------------------------
                                  F. Patrick Hughes
                                  President and Chief Executive Officer







Date:    08/06/01                 /s/ Janice C. Robinson
     ------------------------     ----------------------------------------
                                  Janice C. Robinson
                                  Vice President and Controller