Form 10-Q
period 2001-09-30
MID ATLANTIC REALTY TRUST
filed 2001-10-26
CIK 909298

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

For the quarterly period ended              September 30, 2001
                                ------------------------------------------------
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               ------------------        -------------------

Commission file Number                1-12286
                       ---------------------------------------------------------


                                Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

          Maryland                                              52-1832411
----------------------------------                         ---------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland           21093
--------------------------------------------------------   ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code              (410) 684-2000
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

                                   X        Yes               No
                             --------------     -------------


14,931,592 Common Shares were outstanding as of October 24, 2001.

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

           Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Item 5.    OTHER INFORMATION

           Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


                                               MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                       Consolidated Balance Sheets

                                                                                                             As of
                                                                                             September 30, 2001   December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)

ASSETS
Properties:
   Operating properties                                                                  $      429,429,850             400,319,243
   Less accumulated depreciation and amortization                                                78,819,759              70,435,693
                                                                                         -------------------------------------------
                                                                                                350,610,091             329,883,550
   Properties in development                                                                     12,435,711              29,590,613
   Properties held for development or sale                                                        3,587,610               3,587,610
                                                                                         -------------------------------------------
                                                                                                366,633,412             363,061,773

   Cash and cash equivalents                                                                      1,704,694                 109,686
   Notes and accounts receivable - tenants and other                                              4,452,553               2,689,573
   Prepaid expenses and deposits                                                                  3,870,230               2,991,645
   Deferred financing costs, net                                                                  2,024,136               2,227,931
                                                                                         -------------------------------------------
                                                                                         $      378,685,025             371,080,608
                                                                                         ===========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued expenses                                                 $        8,066,635               7,332,902
   Notes payable                                                                                 42,000,000              37,000,000
   Construction loans payable                                                                    26,359,037              20,258,948
   Mortgages payable                                                                            158,977,982             162,627,578
   Convertible subordinated debentures                                                            4,866,000              13,076,000
   Deferred income                                                                                  989,190                 491,096
                                                                                         -------------------------------------------
                                                                                                241,258,844             240,786,524
                                                                                         -------------------------------------------

Minority interest in consolidated joint ventures                                                 35,917,650              36,608,643
                                                                                         -------------------------------------------

Shareholders' equity.
   Preferred shares of beneficial interest, $.01 par value, authorized
    2,000,000 shares, issued and outstanding, none                                                        -                       -
   Common shares of beneficial interest, $.01 par value, authorized
    100,000,000 shares, issued and outstanding 14,718,130 and 13,810,162 shares, respectively       147,181                 138,102
   Additional paid-in capital                                                                   134,823,714             125,088,309
   Distributions in excess of accumulated earnings                                              (33,462,364)            (31,540,970)
                                                                                         -------------------------------------------
                                                                                                101,508,531              93,685,441
                                                                                         -------------------------------------------

                                                                                         -------------------------------------------
                                                                                         $      378,685,025             371,080,608
                                                                                         ===========================================


See accompanying notes to consolidated financial statements.


                                            MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                            (UNAUDITED)

                                                          Three months ended September 30,          Nine months ended September 30,
                                                              2001                2000               2001                 2000
------------------------------------------------------------------------------------------------------------------------------------

REVENUES:
    Minimum rents                                     $      12,981,592          11,602,255   $      37,591,484          34,578,605
    Percentage rents                                            407,333             337,604           1,000,049             936,730
    Tenant recoveries                                         2,320,152           2,159,001           7,290,520           6,754,995
    Other                                                        47,853             106,545             392,562             328,211
                                                      -------------------------------------   --------------------------------------
                                                             15,756,930          14,205,405          46,274,615          42,598,541
                                                      -------------------------------------   --------------------------------------

EXPENSES:
    Interest                                                  4,302,837           4,136,263          13,021,552          12,058,836
    Depreciation and amortization
      of property and improvements                            3,048,566           2,687,094           8,423,488           7,773,624
    Operating                                                 2,868,473           2,876,564           9,380,605           8,873,285
    General and administrative                                  785,924             658,473           2,325,955           2,131,485
                                                      -------------------------------------   --------------------------------------
                                                             11,005,800          10,358,394          33,151,600          30,837,230
                                                      -------------------------------------   --------------------------------------
EARNINGS FROM OPERATIONS
    BEFORE MINORITY INTEREST                                  4,751,130           3,847,011          13,123,015          11,761,311

Minority Interest                                            (1,009,554)           (876,821)         (2,825,315)         (2,635,646)
                                                      -------------------------------------   --------------------------------------

EARNINGS BEFORE EXTRAORDINARY GAIN                            3,741,576           2,970,190          10,297,700           9,125,665
                                                      -------------------------------------   --------------------------------------

Extraordinary gain from early extinguishment of debt                  -              91,345                   -             255,268
                                                      -------------------------------------   --------------------------------------
NET EARNINGS                                          $       3,741,576           3,061,535   $      10,297,700           9,380,933
                                                      =====================================   ======================================
NET EARNINGS PER SHARE - BASIC:
Earnings before extraordinary gain                    $            0.25                0.22   $            0.71                0.66
Extraordinary gain from early extinguishment of debt                  -                0.01                   -                0.02
                                                      -------------------------------------   --------------------------------------
Net earnings                                          $            0.25                 023   $            0.71                0.68
                                                      =====================================   ======================================
NET EARNINGS PER SHARE - DILUTED:
Earnings before extraordinary gain                    $            0.25                0.21   $            0.70                0.66
Extraordinary gain from early extinguishment of debt                  -                0.01                   -                0.02
                                                      --------------------------------------- --------------------------------------
Net earnings                                          $            0.25                0.22   $            0.70                0.68
                                                      ======================================= ======================================



See accompanying notes to consolidated financial statements.


                                     MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                                     (UNAUDITED)
                                                                         Nine months ended September 30,
                                                                            2001                   2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                     $         10,297,700             9,380,933
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Extraordinary gain from early extinguishment of debt                          -                  (255,268)
    Depreciation and amortization                                             8,423,488             7,773,624
    Minority interest in earnings, net                                        2,825,315             2,635,646
    Amortization of deferred financing costs                                    397,826               281,948
    Changes in operating assets and liabilities:
     Increase in assets                                                      (2,641,565)           (2,506,359)
     Increase in liabilities                                                  1,231,827             1,515,323
    Other, net                                                                  216,507               409,265
                                                                    ------------------------------------------
    Total adjustments                                                        10,453,398             9,854,179
                                                                    ------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                             20,751,098            19,235,112
                                                                    ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to properties                               (11,808,868)          (31,726,023)
  Payments to minority partners                                              (2,832,771)           (3,370,490)
                                                                    ------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                                (14,641,639)          (35,096,513)
                                                                    ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                74,000,000            59,600,000
  Principal payments on notes payable                                       (69,000,000)          (51,100,000)
  Proceeds from mortgages payable                                                 -                29,418,000
  Principal payments on mortgages payable                                    (3,649,596)          (16,725,768)
  Proceeds from construction loans payable                                    5,708,170             9,740,555
  Deferred interest on construction loans payable                               391,919                  -
  Deferred financing costs                                                     (254,949)             (630,862)
  Proceeds from exercise of share options                                       509,099                  -
  Shares repurchased                                                              -                (2,686,135)
  Dividends paid                                                            (12,219,094)          (11,178,114)
                                                                    ------------------------------------------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (4,514,451)           16,437,676
                                                                    ------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,595,008               576,275

CASH AND CASH EQUIVALENTS, beginning of period                                  109,686               147,878
                                                                    ------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                           $          1,704,694               724,153
                                                                    ==========================================
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Conversion of subordinated debentures, net of deferred
   financing costs                                                 $          8,111,886                93,554
  Conversion of Operating Partnership Units                                     683,537                  -
  Operating Partnership Units issued                                              -                   400,000
  Mortgages payable assumed                                                       -                 5,562,175
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

Description of Business

The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States of America.
     The Company has an equity interest in 38 operating shopping centers, 33 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns approximately 81 acres of undeveloped land parcels varying in size from three to thirty-four acres. On October 3, 2001, the Company acquired a new shopping center anchored by Giant, located in Montgomery County, Pennsylvania.
     All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 81% of the Units at September 30, 2001.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. The financial statements have been prepared using the accounting policies described in the Company's 2000 annual report on Form 10-K. The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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



                                                  MID-ATLANTIC REALTY TRUST
                                    Notes To Consolidated Financial Statements - Continued
                                                        (UNAUDITED)

Operating results for the segments are summarized as follows for the three month periods ended September 30, 2001 and September 30,
2000:

                                                        Three months ended September 30,
                                                     2001                                        2000
-----------------------------------------------------------------------------------------------------------------------
                                    Shopping          All                         Shopping        All
                                     Centers        Other           Total          Centers       Other         Total
-----------------------------------------------------------------------------------------------------------------------
 Revenues                        $   15,235,556       521,374      15,756,930    13,684,733      520,672     14,205,405
 Expenses, exclusive of
    depreciation and
    amortization of property
    and improvements                  7,747,757       209,477       7,957,234     7,458,415      212,885      7,671,300
 Minority Interest                      996,565        12,989       1,009,554       872,186        4,635        876,821
                                 --------------------------------------------------------------------------------------
 FFO                             $    6,491,234       298,908       6,790,142     5,354,132      303,152      5,657,284
                                 ======================================================================================


A  reconciliation  of FFO  reported  above to earnings  from  operations  in the financial statements is summarized as follows:

                               Three months ended September 30,
                                   2001                 2000
---------------------------------------------------------------
Operating results:
   FFO                         $    6,790,142        5,657,284
   Depreciation and
     amortization of
     property and
     improvements                   3,048,566        2,687,094
                               --------------------------------
Earnings from operations       $    3,741,576        2,970,190
                               ================================



Operating  results for the segments are summarized as follows for the nine month periods ended September 30, 2001 and September 30,
2000:

                                                             Nine months ended September 30,
                                                     2001                                        2000
----------------------------------------------------------------------------------------------------------------------
                                    Shopping            All                      Shopping          All
                                    Centers            Other           Total     Centers          Other         Total
----------------------------------------------------------------------------------------------------------------------
Revenues                         $ 44,666,662       1,607,953     46,274,615   41,070,092      1,528,449    42,598,541
Expenses, exclusive of
    depreciation and
    amortization of property
    and improvements               24,079,944         648,168     24,728,112   22,429,022        634,584    23,063,606
Minority Interest                   2,793,238          32,077      2,825,315    2,635,116            530     2,635,646
                                 -------------------------------------------------------------------------------------
FFO                              $ 17,793,480         927,708     18,721,188   16,005,954        893,335    16,899,289
                                 -------------------------------------------------------------------------------------



                                                 MID-ATLANTIC REALTY TRUST
                                   Notes To Consolidated Financial Statements - Continued
                                                         (UNAUDITED)


A  reconciliation  of FFO  reported  above to earnings  from  operations  in the financial statements is summarized as follows:

                               Nine months ended September 30,
                                  2001                 2000
---------------------------------------------------------------
Operating results:
   FFO                         $   18,721,188       16,899,289
   Depreciation and
     amortization of
     property and
     improvements                   8,423,488        7,773,624
                               --------------------------------
Earnings from operations       $   10,297,700        9,125,665
                               ================================

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:


                                                                    Three months ended September 30,  Nine months ended September 30
                                                                            2001              2000          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Earnings before extraordinary gain                                  $  3,741,576         2,970,190      10,297,700     9,125,665
    Dividends on unvested restricted share awards                          (70,680)          (69,456)       (211,443)     (206,778)
  Numerator for basic earnings per share--eamings available to common --------------------------------------------------------------
      shareholders                                                       3,670,896         2,900,734      10,086,257     8,918,887
    Interest on subordinated debentures                                     98,398           268,900         441,185       807,152
  Numerator for diluted earnings per share--earnings available to     --------------------------------------------------------------
      common shareholders                                             $  3,769,294         3,169,634      10,527,442     9,726,039
                                                                      ==============================================================

Denominator: (1)

  Denominator for basic earnings per share-weighted average shares
     outstanding                                                        14,450,624        13,481,714      14,114,120    13,550,361
  Effect of dilutive securities:

  Debentures                                                               464,273         1,258,346         771,139     1,260,318
  Unvested portion of restricted share awards and share options            102,443            25,668          92,542         5,232
                                                                      --------------------------------------------------------------
  Denominator for diluted earnings per share-adjusted weighted
     average shares                                                     15,017,340        14,765,728      14,977,801    14,815,911
                                                                      ==============================================================

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At September 30, 2001, the convertible subordinated debentures, if converted, would produce an additional 463,429 shares and the Units, if exchanged, would produce an additional 3,324,962 shares.

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)


Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at September 30, 2001, of $4,866,000, if fully converted, would produce additional 463,429 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.

Part I. FINANCIAL INFORMATION
ITEM 2.


                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the three and nine month periods ended September 30, 2001 and September 30, 2000.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions, dispositions and developments/redevelopments completed during 2001 and 2000 is summarized in the following table:

                                         Transaction or
Property                                 Opening Date
--------------------------------------------------------

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

Comparison of three months ended September 30, 2001 to three months ended September 30, 2000

Shopping Center Properties

Operating results are summarized as follows (in thousands):

                                              Three months ended September 30,
                                                 2001                 2000
------------------------------------------------------------------------------
Revenues                                      $    15,236            13,685
Operating and interest expenses, exclusive
  of depreciation and amortization                  7,748             7,458
Depreciation and amortization                       2,929             2,571
Minority interest                                     997               872
                                              --------------------------------
Earnings from operations                      $     3,562             2,784
                                              ================================

     Revenues from shopping centers increased by $1,551,000 in 2001 due primarily to the operations of the acquisitions and development/redevelopment projects opened in 2001 and 2000 ($937,000) and other net rental and occupancy changes including a $454,000 final settlement payment received from a former tenant that is in bankruptcy.

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $290,000 in 2001 due primarily to the acquisitions and development/redevelopment projects referred to above ($311,000). Depreciation and amortization expense increased by $358,000 in 2001 due primarily to the acquisitions and development/redevelopment projects referred to above.


                                             MID-ATLANTIC REALTY TRUST
                                       Management's Discussion And Analysis
                            Of Financial Condition And Results Of Operations - Continued

All Other Properties

Operating results are summarized as follows (in thousands):

                                                                                      Three months ended September 30,
                                                                                             2001                2000
----------------------------------------------------------------------------------------------------------------------
 Revenues                                                                              $       521                 520
 Operating and interest expenses, exclusive of depreciation and amortization                   209                 213
 Depreciation and amortization                                                                 119                 116
 Minority interest                                                                              13                   5
                                                                                       -------------------------------
 Earnings from operations                                                              $       180                 186
                                                                                       ===============================



Comparison  of nine  months  ended  September  30,  2001 to  nine  months  ended September 30, 2000

Shopping Center Properties

Operating results are summarized as follows (in thousands):



                                                                                      Nine months ended September 30,
                                                                                          2001                  2000
----------------------------------------------------------------------------------------------------------------------
Revenues                                                                              $     44,667              41,070
 Operating and interest expenses, exclusive of depreciation and amortization                24,080              22,429
 Depreciation and amortization                                                               8,075               7,424
 Minority interest                                                                           2,793               2,635
                                                                                      --------------------------------
 Earnings from operations                                                             $      9,719               8,582
                                                                                      ================================


     Revenues from shopping centers increased by $3,597,000 in 2001 due primarily to the operations of the properties acquired in 2000 ($292,000), the acquisitions and development/redevelopment projects opened in 2001 and 2000 ($2,410,000) and other net rental and occupancy changes.

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $1,651,000 in 2001 due to the acquisitions and development/redevelopment projects referred to above ($690,000) and other increases in operating and interest expenses. Depreciation and amortization expense increased by $651,000 in 2001 due primarily to the acquisitions and development/redevelopment projects referred to above.


All Other Properties

Operating results are summarized as follows (in thousands):

                                                  +                                    Nine months ended September 30,
                                                                                             2001                2000
-----------------------------------------------------------------------------------------------------------------------
 Revenues                                                                              $      1,607               1,529
 Operating and interest expenses, exclusive of depreciation and amortization                    648                 634
 Depreciation and amortization                                                                  348                 350
 Minority interest                                                                               32                   1
                                                                                       --------------------------------
 Earnings from operations                                                              $        579                 544
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

FFO was $18,721,000 and $16,899,000 for the nine months ended September 30, 2001 and 2000, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.


Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,704,694 at September 30, 2001.

     Net cash provided by operating activities was $20,751,000 and $19,235,000 for the nine months ended September 30, 2001 and 2000, respectively. The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash used in investing activities decreased by $20,455,000 to $14,642,000 in 2001 from $35,097,000 in 2000. The decrease was due primarily to lower levels of acquisitions ($10,000,000) and development/redevelopment activity ($9,900,000) in 2001.

     Net cash used by financing activities was $4,514,000 in 2001 and net cash provided by financing activities was $16,438,000 in 2000. Financing activities provided cash in 2000 primarily due to net financing and refinancing activity ($16,342,000) and construction loan borrowings ($4,032,000) due to higher levels of development/redevelopment activity.

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

                                                 MID-ATLANTIC REALTY TRUST
                                                   Summary Financial Data
                                     (In thousands, except share data and per share data)



                                                           Three months ended September 30,         Nine months ended September 30,
                                                          -----------------------------------   ------------------------------------
                                                               2001                2000                2001               2000
                                                          -----------------------------------   ------------------------------------

 Revenues                                                 $           15,757         14,205              46,274            42,599
                                                          ===================================   ====================================
 Net earnings                                             $            3,742          3,061              10,298             9,381
                                                          ===================================   ====================================
 Net earnings per share - basic                           $             0.25           0.23                0.71              0.68
                                                          ===================================   ====================================
 Net earnings per share - diluted                         $             0.25           0.22                0.70              0.68
                                                          ===================================   ====================================
 Total assets                                                                                    $      378,685           361,917
 Indebtedness -
   Total mortgages, convertible debentures, construction
       loans, notes and loans payable                                                            $      232,203           222,739
                                                          ===================================   ====================================
 Funds from Operations (FFO) - (1)                        $            6,790          5,657              18,721            16,899

 Net cash flow:                                           ===================================   ====================================
   Provided by operating activities                       $            4,307          4,486              20,751            19,235
   Used in investing activities                           $           (3,012)        (6,939)            (14,642)          (35,097)
   Provided (used) by financing activities                $           (2,589)         1,324              (4,514)           16,438
                                                          ===================================   ====================================
 Cash dividends paid per share                            $             0.28           0.27                0.85              0.81
                                                          ===================================   ====================================
 Weighted average number of shares outstanding - EPS:
   Basic                                                          14,450,624     13,481,714          14,114,120        13,550,361
   Diluted                                                        15,017,340     14,765,728          14,977,801        14,815,911
                                                          ===================================   ====================================
 RECONCILIATION OF NET EARNINGS TO FFO

 Net earnings                                             $            3,742          3,061              10,298             9,381
 Depreciation                                                          3,048          2,687               8,423             7,773
 Extraordinary gain from early extinguishment of debt                    -              (91)                -                (255)
                                                          ===================================   ====================================
 FFO                                                      $            6,790          5,657              18,721            16,899
                                                          ===================================   ====================================


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

(b) Form 8-K filed August 6, 2001 reporting selected financial information under Items 7 and 9.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        MID-ATLANTIC REALTY TRUST AND
                                        SUBSIDIARIES
                                        (Registrant)



Date:    10/26/01                       /s/ F. Patrick Hughes
         ------------------             ----------------------------------------
                                        F. Patrick Hughes
                                        President and Chief Executive Officer