Form 10-K
period 2001-12-31
MID ATLANTIC REALTY TRUST
filed 2002-03-06
CIK 909298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended                     December 31, 2001
                                              -------------------------

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                      to
                               --------------------    -------------------------

Commission file Number 1-12286
--------------------------------------------------------------------------------

                            Mid-Atlantic Realty Trust
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Maryland                                              52-1832411
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland          21093
--------------------------------------------------------    --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code                (410)684-2000
                                                            --------------------


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

                X            Yes                       No
       ---------------------     ---------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of February 28, 2002, 15,224,232 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $15.35 closing price on that date) held by non-affiliates was approximately $233,691,961.

                       Documents Incorporated by Reference

The definitive proxy statement with respect to the 2002 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

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

The Company has an equity interest in 39 operating shopping centers, 33 of which are wholly owned by the Company and six in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the "Properties". The Properties have a gross leasable area of approximately 5,236,000 square feet, of which approximately 92% was leased at December 31, 2001. Of these Properties, approximately 99% of the gross leasable area is in the states of Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware. The Company also owns approximately 78 acres of undeveloped land in parcels varying in size from three to thirty-one acres.

All of MART's interests in the Properties are held directly or indirectly by, and substantially all of its operations relating to the Properties are conducted through the Operating Partnership. Units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or common shares of beneficial interest in MART at the option of the Company on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 2001.

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

The Company has 70 full time employees and believes that its relationship with its employees is good.

ITEM 2 - PROPERITIES

The following schedule describes the Company's commercial and other properties as of December 31, 2001.

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
------------------------------------------------------------------------------------------------------------------------------------

Baltimore Metropolitan Area
---------------------------

Arundel Plaza Shopping Center                    67%      1997      1967/1998      250,000      100%    Giant Food, Lowe's Home
                                                                                                        Center

Club Centre at Pikesville Shopping Center       100%      1997      1990/-          44,000       86%    Blockbuster, Wells Fargo

Enchanted Forest Shopping Center                100%      1997      1992/-         140,000       95%    Safeway, Petco

Fullerton Plaza Shopping Center                 100%      2000      1979           153,000       94%    Kmart, McDonalds

Glen Burnie Village Shopping Center             100%      1997      1972/2000       75,000       80%    Rite Aid, Allfirst Bank

Harford Mall and Business Center (2)            100%      1972      1972/1984-96/   625,000      96%    Hechts, Sears, Petsmart,
                                                                       1999                             Best Buy, Old Navy

Ingleside Shopping Center                       100%      1997      1963/1996      115,000      100%    Safeway, Rite Aid, Allfirst
                                                                                                        Bank

Little Glen Shopping Center                     100%      1997      1961-1973/      19,000       61%    None

Lutherville Station Shopping Center (3)         100%      1993      1969/1997      286,000       67%    Circuit City, Super Valu,
                                                                                                        State of MD

New Town Village Shopping Center                100%      1995*     1995/-         118,000       97%    Giant Food

North East Station Shopping Center              100%      1989      1998/-          80,000       90%    Food Lion

Patriots Plaza Shopping Center (3)              50%       1984*     1984/-          39,000      100%    Denny's

Perry Hall Shopping Center                      100%      1997      1965/1996      187,000       97%    Rite Aid, Outback

Radcliffe Shopping Center at Towson             100%      1997      1988/1993       82,000      100%    CVS Drug,CompUSA, Linens 'N
                                                                                                        Things

Rolling Road Plaza Shopping Center              100%      1973*     1973/1994       63,000       82%    Firestone, Cort Furniture

Rosedale Plaza Shopping Center                  100%      1989      1972/2000       91,000       97%    Super Fresh Food Market,
                                                                                                        Rite Aid

Security Square Shopping Center                 100%      2001      2001            77,000      100%    Super Fresh Food Market

Shawan Plaza Shopping Center                    100%      1997      1991/-          95,000       98%    Giant Food, Bank of America,
                                                                                                        Provident Bank

Timonium Crossing Shopping Center               100%      1997      1986/1996       60,000       56%    None

Timonium Shopping Center                        100%      1997      1962/-         207,000       87%    Ames

Waverly Woods Shopping Center                   100%      2001      2001            99,000       96%    Weis Market

Wilkens Beltway Plaza Shopping Center           93%       1981*     1985-87/        80,000      100%    Giant Food, Provident Bank
                                                                    1991/1995

York Road Plaza Shopping Center                 100%      1967*     1967/1996       91,000      100%    Giant Food, Firestone

Easton
------
Shoppes at Easton Shopping Center               100%      1994      1994/-         113,000      100%    Giant Food, Wal-Mart (on own
                                                                                                        pad)
Total Maryland                                                                   3,189,000

ITEM 2 - PROPERITIES (Continued)
SHOPPING CENTER PROPERTIES (Continued)
                                                                     Year(s)       Gross
                                               Percent     Year       Built/    Leasable Area  Percent
                                              Ownership  Acquired  Redeveloped    (Sq. Ft.)    Leased   Major Tenants

------------------------------------------------------------------------------------------------------------------------------------
DELAWARE
------------------------------------------------------------------------------------------------------------------------------------
Wilmington
----------
Brandywine Commons Shopping Center (3)          100%      1995      1992/-         166,000      100%   Shop Rite, Office Depot,
                                                                                                       Sports Authority

Milford
-------
Milford Commons Shopping Center                 100%      1997      1994            61,000       78%   Food Lion, Advance Auto

Total Delaware                                                                     227,000
------------------------------------------------------------------------------------------------------------------------------------
PENNSYLVANIA
------------------------------------------------------------------------------------------------------------------------------------
Bethlehem
---------
Saucon Valley Square Shopping Center             89%     1999       1998          81,000        100%   Super Fresh Food Market,
                                                                                                       Blockbuster, Radio Shack
Carlisle
--------
Stonehedge Square Shopping Center               100%     2000       1990/1994       88,000       98%   Nells Market, Eckerd Drug

Chambersburg
------------
Wayne Avenue Plaza Shopping Center              100%     1998       1990/1993      121,000       99%   Giant Food (of Carlisle), CVS
                                                                                                       Drug, Blockbuster
Pottstown
---------
Pottstown Plaza Shopping Center                 100%     2001       1988-1989/-    162,000       79%   Giant Food (of Carlisle),
                                                                                                       TJ Maxx, Radio Shack,
                                                                                                       Applebees
Waynesboro
----------
Wayne Heights Shopping Center                   100%     1998       1975/-         108,000       92%   Martins (Giant of Carlisle),
                                                                                                       Ames, Eckerd Drug
Total Pennsylvania                                                                 560,000
------------------------------------------------------------------------------------------------------------------------------------
MASSACHUSETTS/NEW YORK
------------------------------------------------------------------------------------------------------------------------------------
Pittsfield
----------
Del Alba Shopping Center                        100%     1998*      1995/-          70,000       92%   Super Stop & Shop

Colonie
-------
Colonie Plaza Shopping Center                   100%     1987*      1987/-         140,000       90%   Price Chopper, Consolidated
                                                                                                       Stores
East Greenbush
--------------
Columbia Plaza Shopping Center                  100%     1988*      1988/1997      133,000      100%   Price Chopper, Fashion Bug

Total Massachusetts/New York                                                       343,000
------------------------------------------------------------------------------------------------------------------------------------
VIRGINIA
------------------------------------------------------------------------------------------------------------------------------------
Burke
-----
Burke Town Plaza Shopping Center (3)            100%     1979*      1979-1982/     133,000       100%  Safeway, CVS Drug,
                                                                     1997/2000                         Radio Shack
Dale City
---------
Smoketown Plaza Shopping Center (5)              93%     1987*      1987/1994      176,000       48%   None

Fredericksburg
--------------
Spotsylvania Crossing Shopping Center            93%     1987*      1987/1991      142,000       99%   Giant Food (on own pad),
                                                                                                       Kmart
Harrisonburg
------------
Skyline Village Shopping Center                 100%     1988*      1988/1992      127,000       99%   Toys "R" Us, Super Valu

Manassas
--------
Sudley Towne Plaza Shopping Center              100%     1984*      1984/-         108,000      100%   Burlington Coat Factory,
                                                                                                       CVS Drug, Best Buy
                                                                                                       (on own pad)
Total Virginia                                                                     686,000

OTHER RETAIL AND COMMERCIAL PROPERTIES (4)
                                                                     Year(s)       Gross
                                               Percent     Year       Built/    Leasable Area  Percent
                                              Ownership  Acquired  Redeveloped    (Sq. Ft.)    Leased   Major Tenants
------------------------------------------------------------------------------------------------------------------------------------
MARYLAND
------------------------------------------------------------------------------------------------------------------------------------
Baltimore Metropolitan Area
---------------------------
Orchard Square Medical Office                   100%    1997       1988/-            28,000       100%   N/A

Patriots Office                                  50%    1984*      1984/-            28,000        67%   N/A

Wilkens Office I, II, III                        93%    1981*      1985-87/          53,000        99%   N/A
                                                                   1991/1995

Southwest Mixed Use Property                    100%    1968*      1968/1984         25,000       100%   Shell Oil

Other
-----
Clinton Property (3)                            100%    1971*      1971/-            29,000       100%   AMF

Waldorf Property                                100%    1979*      1979/-            31,000       100%   AMF, Firestone

Total Maryland                                                                      194,000
------------------------------------------------------------------------------------------------------------------------------------
ILLINOIS
------------------------------------------------------------------------------------------------------------------------------------
Chicago Property                                100%    1978       1963/-            37,000       100%   AMF

Total Illinois                                                                       37,000

Total Portfolio                                                                   5,236,000

UNDEVELOPED LAND
                                                                                                 Percent      Area in
                                                                                                Ownership      Acres        Zoning
------------------------------------------------------------------------------------------------------------------------------------
MARYLAND
------------------------------------------------------------------------------------------------------------------------------------
Baltimore Metropolitan Area
---------------------------
Dorsey Property                                                                                   100%         19.4       Commercial

Pulaski Property                                                                                  100%          3.0       Industrial

Salisbury
---------
Northwood Industrial Park                                                                          67%         16.1       Industrial

------------------------------------------------------------------------------------------------------------------------------------
NORTH CAROLINA
------------------------------------------------------------------------------------------------------------------------------------
Burlington
----------
Burlington Commerce Park                                                                          100%         31.2       Commercial

Hillsborough
------------
Hillsborough Crossing                                                                             100%          8.0       Commercial
------------------------------------------------------------------------------------------------------------------------------------

(1)  Shopping centers in operation are subject to mortgage financing aggregating $167,717,332 at December 31, 2001.
(2)  The Harford Mall property is subject to mortgage financing  aggregating  $18,534,076 at December 31, 2001. The mortgage bears interest at a rate of 9.78%,  and a balloon  payment of  $18,148,848  is due at maturity in July 2003.  The  mortgage  allows prepayment with a penalty of the greater of 1% of the outstanding principal balance or yield maintenance.
(3)  These properties are subject to ground leases;  all of the land relating to the other properties listed above is owned in fee simple. The ground leases are subject to the following terms:

Property                               Annual Rent            Remaining Lease Term
--------                               -----------            --------------------
Lutherville Station Shopping Center     $ 60,000              4 years 1 month, plus six 10 year renewal options
Lutherville Station Shopping Center     $ 26,000              45 years 11 months
Patriots Plaza Shopping Center          $ 65,200              8 years 10 months, plus two 10 year renewal options
Brandywine Commons Shopping Center      $392,600              50 years 4 months, plus two 10 year renewal options
Burke Towne Plaza Shopping Center       $ 80,000              30 years plus three 15 year renewal options
Clinton Property                        $ 33,000              22 years 8 months, plus one 45 year renewal options

(4)  Other retail and commercial properties in operation are subject to mortgage financing  aggregating $2,552,745 at December 31,
     2001.
(5)  Redevelopment of this center will  commence  in early  2002.   Existing  center gross  leasable area is 176,000.  Redeveloped center  will be anchored by Lowe's Home Center (167,000  square feet) and is  anticipated to  open in March 2003, with 97,000 square feet of gross leasable area of in-line retail space.

* Developed by MART

ITEM 3 - LEGAL PROCEEDINGS

In  the  ordinary  course  of  business,   the  Company  is  involved  in  legal
proceedings. However, there are no material legal proceedings presently pending against the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Company's shares was 1,083 as of February 28, 2002.

MART's common shares of beneficial interest, par value $.01 per share, ("shares"), trade on the New York Stock Exchange, under the symbol "MRR". The following table sets forth, for the quarters indicated, the high and low closing sale prices of MART shares on the NYSE, and the cash distributions paid per share for the indicated period.

                        Closing Prices Per Share

2001                     High          Low          Distributions
-----------------------------------------------------------------
First Quarter          $ 13.480         11.750             0.2825
Second Quarter           13.650         10.950             0.2825
Third Quarter            14.090         12.810             0.2825
Fourth Quarter           15.720         12.950             0.2950

2000                     High          Low          Distributions
-----------------------------------------------------------------
First Quarter          $ 10.563          9.125             0.2700
Second Quarter           10.125          9.063             0.2700
Third Quarter            12.000         10.063             0.2700
Fourth Quarter           13.000         11.125             0.2825

For the shareholders of MART during the entire year, per share dividends were taxable as follows:

                                                                                Per Share
                                                               2001               2000               1999
---------------------------------------------------------------------------------------------------------------
Ordinary dividends - taxable as ordinary income           $       1.08                0.98              0.90

Capital gain distribution - taxable as capital gain                 -                  -                -

Other distribution -
 return of capital or capital gain
 (depending on shareholders' basis in MART shares)                0.06                0.11              0.15
                                                         ------------------------------------------------------
Total annual gross dividends per share                    $       1.14                1.09              1.05
                                                         ------------------------------------------------------

Percent of total annual gross dividends per share -
 return of capital or capital gain                                   6%                10%               14%
                                                         ------------------------------------------------------


ITEM 6 - SELECTED FINANCIAL DATA

The following  table sets forth certain  consolidated  financial data for the Company and should be read in  conjunction  with the consolidated financial statements and notes thereto included elsewhere in this report.

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Years Ended December 31,
                                                       2001               2000           1999             1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                           $   62,456,375      57,585,123     53,346,473       49,537,130     39,152,220
                                                   ---------------------------------------------------------------------------------
Earnings before extraordinary gain (loss)          $   14,359,029      12,555,629     12,751,158       12,385,861      6,819,211
Extraordinary gain (loss)                                      -          255,268             -          (32,984)        (226,873)
                                                   ---------------------------------------------------------------------------------
Net earnings                                       $   14,359,029      12,810,897     12,751,158       12,352,877      6,592,338
                                                   ---------------------------------------------------------------------------------
Net earnings per share - basic                     $         0.99            0.93           0.89             0.85           0.70
Net earnings per share - diluted                             0.97            0.92           0.88             0.84           0.70
                                                   ---------------------------------------------------------------------------------
Total assets                                       $  389,563,563     371,080,608    328,570,661      317,008,617    298,154,555
                                                  ---------------------------------------------------------------------------------
Indebtedness -
  Total mortgages, covertible debentures,
  construction loans and notes payable             $  241,941,366     232,962,526    186,593,831      166,732,850    145,660,657
                                                   ---------------------------------------------------------------------------------
Net cash flow:
  Provided by operating activities                 $   32,659,889      26,539,335     25,153,324       24,255,137     16,005,958
  (Used by) investing activities                   $  (30,791,989)    (49,427,922)   (24,175,685)     (21,668,918)    (5,995,155)
  (Used by) provided by financing activities       $      624,616      22,850,395     (1,440,868)     (10,402,329)    (2,597,424)
                                                   ---------------------------------------------------------------------------------
Cash dividends paid per share                      $         1.14            1.09           1.05             1.01           0.97
                                                   ---------------------------------------------------------------------------------
Weighted average number of shares outstanding: EPS
  Basic                                                14,268,487      13,538,886     14,021,403       14,240,533      9,308,682
  Diluted                                              15,010,310      14,806,204     15,337,652       15,778,727      9,360,566
                                                   ---------------------------------------------------------------------------------

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings                                       $   14,359,029      12,810,897     12,751,158       12,352,877      6,592,338
Depreciation                                           11,118,924      10,392,055      9,557,204        8,813,251      6,954,803
(Gain) loss on properties                                 (20,212)            -         (131,611)           4,223        (16,836)
Extraordinary (gain) loss from early extinguishment
  of debt                                                     -          (255,268)           -             32,984        226,873
                                                   ---------------------------------------------------------------------------------
FFO                                                $   25,457,741      22,947,684     22,176,751       21,203,335     13,757,178
                                                   =================================================================================

(1)  The Company  believes that Funds from  Operations  (FFO)  provides  relevant and meaningful  information  about its operating performance that is necessary,  along with net earnings, for an understanding of its operating results. Funds from operations is defined by the  National  Association  of Real Estate  Investment  Trusts,  Inc.  (NAREIT) as net  earnings  (computed  in accordance with accounting  principles  generally accepted in the United States of America),  excluding cumulative effects of changes in accounting  principles,  extraordinary  items and gains or losses on sales of properties,  plus  depreciation  and amortization,  and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by accounting  principles  generally accepted in the United States of America
     (GAAP).  FFO is not  indicative  that cash flows are  adequate  to fund all cash needs and  should  not be  considered  as an alternative  to cash flows as a measure of  liquidity.  The  Company's  FFO may not be  comparable to the FFO of other REIT's because they may not use the current NAREIT definition or they may interpret the definition differently.

Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for MART for 2001 and 2000 are summarized as follows:

                                                              Quarter Ended
2001                                       March 31,     June 30,     September 30,    December 31,
---------------------------------------------------------------------------------------------------
Revenues                                 $ 15,246,088    15,271,597    15,756,930      16,181,760
                                         ----------------------------------------------------------
Earnings before extraordinary gain          3,294,664     3,261,460     3,741,576       4,061,329
Extraordinary gain from early
  extinguishment of debt                         -            -             -               -
                                         ----------------------------------------------------------
Net earnings                             $  3,294,664     3,261,460     3,741,576       4,061,329
                                         ==========================================================
Net earnings per share - basic           $       0.24          0.22          0.25            0.27
Net earnings per share - diluted         $       0.23          0.22          0.25            0.27

                                                              Quarter Ended
2000                                       March 31,     June 30,     September 30,    December 31,
---------------------------------------------------------------------------------------------------

Revenues                                 $ 13,909,381    14,483,757    14,205,405      14,986,580
                                         ----------------------------------------------------------
Earnings before extraordinary gain          2,927,006     3,228,470     2,970,190       3,429,963
Extraordinary gain from early
  extinguishment of debt                         -          163,923        91,345            -
                                         ----------------------------------------------------------
Net earnings                             $  2,927,006     3,392,393     3,061,535       3,429,963
                                         ==========================================================
Net earnings per share - basic           $       0.21          0.24          0.23            0.25
Net earnings per share - diluted         $       0.21          0.24          0.23            0.24
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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results covers each of the Company's business segments for the years ended December 31, 2001, 2000 and 1999.

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

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments. The Company's critical accounting policies relate to the evaluation of impairment of long-lived assets and the collectibility of notes and accounts receivable.

If events or changes in circumstances indicate that the carrying value of an operating property to be held and used or land held for development may be impaired, a recoverability analysis is performed based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If we decide to sell an operating property or land held for development, we evaluate the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized. Our estimates of cash flows and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. Our estimates are subject to revision as market conditions and our assessments of them change.

The allowance for doubtful notes and accounts receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant and our assessment of its ability to meet its lease obligations, the basis for any disputes and the status of related negotiations, etc. Our estimate of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on our tenants.


Operating Results- Shopping Centers

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions and developments/redevelopments completed during 2001, 2000 and 1999 is summarized in the following table:

Property                                               Transaction
                                                       or Opening Date
Acquisitions
------------
Pottstown Plaza Shopping Center                        October 2001
Fullerton Plaza Shopping Center                        March 2000
Stonehedge Square Shopping Center                      February 2000
Saucon Valley Square Shopping Center                   March 1999

Development/Redevelopment
-------------------------
Waverly Woods Shopping Center                          March 2001
Security Square Shopping Center                        February 2001
Burke Town Plaza Shopping Center                       December 2000
Glen Burnie Village Shopping Center                    November 2000
Rosedale Plaza Shopping Center                         August 2000
Harford Mall                                           December 1999
Arundel Plaza Shopping Center                          March 1999

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating results of shopping center properties are summarized as follows (in thousands):

                                             2001          2000         1999
--------------------------------------------------------------------------------
Revenues                                    $  60,264       55,538      51,235
Operating and interest expenses,
  exclusive of depreciation and
  amortization                                 32,288       30,204      26,958
Depreciation and amortization                  10,654        9,926       9,082
Minority interest                               3,800        3,581       3,318
                                         ---------------------------------------
Earnings from operations                    $  13,522       11,827      11,877


Revenues from shopping centers increased by $4,726,000 in 2001 and by $4,303,000 in 2000. The increase in 2001 was due primarily to the operations of the newly developed properties opened in 2001 ($2,137,000), properties acquired in 2001 and 2000 ($578,000), the redevelopment projects completed and opened in 2000 ($869,000) and other net rental and occupancy changes ($1,142,000). The increase in 2000 was due primarily to the operations of the properties acquired in 2000 and 1999 ($2,075,000), the redevelopment projects completed and opened in 2000 and 1999 ($1,680,000) and other net rental and occupancy changes ($187,000).

     Operating and interest expenses (exclusive of depreciation and amortization) for for shopping center properties increased by $2,084,000 in 2001 and by $3,246,000 in 2000. The increase in 2001 was due primarily to the acquisitions, developments and redevelopments referred to above ($1,184,000) and new mortgage debt for Ingleside Shopping Center ($727,000). The increase in 2000 was due primarily to the acquisitions and redevelopments referred to above ($2,374,000) and new mortgage debt for Ingleside Shopping Center ($371,000). Depreciation and amortization expense increased by $728,000 in 2001 and by $844,000 in 2000. These increases were attributable primarily to the acquisitions and redevelopments referred to above.

Operating Results- All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

                                           2001            2000          1999
--------------------------------------------------------------------------------
Revenues                                  $  2,192            2,047      2,111
Operating and interest expenses,
  exclusive of depreciation and
  amortization                                 859              844        889
Depreciation and amortization                  465              466        475
Minority interest                               51                8          4
                                         ---------------------------------------
Earnings from operations                  $    817              729        743
                                         =======================================


There were no significant changes in the operating results of all other properties during the period.

Gain (Loss) on Properties
The gain on properties for 2001 is due to the sale of land located in Burlington, North Carolina. The $132,000 gain on properties for 1999 is due primarily to the final resolution of contingencies in the sale agreements relating to properties sold in 1997.

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

     FFO was  $25,458,000 in 2001,  $22,948,000 in 2000 and $22,177,000 in 1999.
The increases in FFO in 2001 and 2000 were due primarily to the property acquisitions and the development and redevelopment projects referred to above and higher rents from re-leased space. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
The Company had cash and cash equivalents of $2,602,000 at December 31, 2001.
     Net cash provided by operating activities was $32,660,000, $26,539,000, and $25,154,000, in 2001, 2000, and 1999, respectively. The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.
     Net cash used by investing activities decreased by $18,636,000, to $30,792,000 in 2001 from $49,428,000 in 2000. The decrease was due primarily to lower levels of acquisitions ($6,071,000) and development activity ($13,580,000).
     Net cash used by investing activities increased by $25,252,000 to $49,428,000 in 2000 from $24,176,000 in 1999. The increase was due primarily to higher levels of acquisitions and development activity.
     Net cash provided by financing activities decreased by $22,225,000 to $625,000 in 2001 from $22,850,000 in 2000. The decrease was due primarily to lower net credit line borrowings ($4,000,000), decreased net financing/refinancing activity ($12,831,000), and decreased net construction borrowings ($7,131,000), partly offset by decreased share repurchases ($2,686,000).
     Net cash provided by financing activities increased by $21,409,000 to $22,850,000 in 2000 compared to net cash used by financing activities of $1,441,000 in 1999. Financing activities provided cash in 2000 primarily because of financing/refinancing activity for four shopping centers ($24,168,000).
     The Company currently has a $75,000,000 unsecured line of credit available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions. The note payable under the bank line of credit had an outstanding balance of $42,500,000 at December 31, 2001.
     The Company has registered to sell up to an aggregate of approximately $98,000,000 (based on the public offering price) of additional common shares of beneficial interest and/or debt securities. The shares and debt may be issued from time to time at prices, in amounts and on terms to be determined at the time of offering.
     In order to qualify as a REIT for Federal income tax purposes, MART is required to pay dividends to its shareholders of at least 90% of its REIT taxable income. MART intends to pay these dividends from operating cash flows. While MART intends to distribute to its shareholders a substantial portion of its cash flows from operating activities, MART also intends to retain or reserve such amounts as it considers necessary from time to time for the acquisition or development of new properties as suitable opportunities arise and for the expansion and renovation of its shopping centers. Also, MART currently has and expects to continue to maintain a line of credit from its primary bank.
     The Company anticipates material commitments for capital expenditures to include, in the next two years, the ongoing redevelopment of eleven projects, currently in various stages of planning, at an estimated cost of $42,900,000. The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long-term mortgage financing on unencumbered operating properties or the use of its line of credit.
It is management's intention that MART continually have access to the capital resources necessary to expand and develop its business. Management cannot practically quantify MART's 2002 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings. To meet its long-term capital requirements, MART intends to obtain funds through additional equity offerings, joint ventures or long-term debt financing in a manner consistent with its financial strategy. The Company anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet its liquidity and capital needs in both the short-and long-term.

Market Risk Information
     The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Company's market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings) or finance project development costs (e.g., construction loans). The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. In order to achieve this objective, the Company relies primarily on long term, fixed rate nonrecourse loans from institutional lenders to finance its operating properties. In addition, long term fixed rate financing is typically arranged concurrently with or shortly after a variable rate project construction loan is negotiated or the project is complete. The Company has not used derivative financial or commodity instruments to manage interest rate risk.
     The Company's interest rate risk is monitored closely by management. The table below presents the principal amounts, weighted average interest rates, fair values and other data required to evaluate the expected cash flows of the Company under debt agreements and its sensitivity to interest rate changes.
     At December 31, 2001, the Company's variable rate debt relates to borrowings under its credit line and construction loans. The credit line borrowings are assumed to be repaid at their maturity dates through 2004. The construction loans are assumed to be repaid at their maturity in 2004.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below presents the annual maturities, weighted-average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at December 31, 2001. As the table incorporates only those exposures that exist as of December 31, 2001, it does not consider exposures of positions that could arise after that date.

-----------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands)
                                                                                                                Fair
                                     2002      2003    2004       2005       2006       Thereafter   Total     Value
-----------------------------------------------------------------------------------------------------------------------
Fixed rate debt                      $10,512   36,716  10,939     3,019      21,943     100,814      183,943   186,974
Weighted average interest rate          8.63%    8.93%   7.00%      -          7.98%       7.94%        8.11%      -

Variable rate debt                   $11,000   42,500   4,498       -            -           -        57,998    57,998
Weighted average interest rate          3.58%    3.79%   3.43%      -            -           -          3.78%      -
------------------------------------------------------------------------------------------------------------------------

Inflation

The majority of leases for the shopping center properties contain provisions for annual increases in rents and/or provisions, which entitle MART to receive percentage rents, based on the tenants' gross sales. Such provisions ameliorate the risk to MART of the adverse effects of inflation. If a recession were to begin and continue for a prolonged time, FFO could decline as some tenants may have trouble meeting their lease obligations. Most of the leases for the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART's exposure to increased costs. In addition, many of the leases for the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then existing market rates.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combination initiated after June 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization approach to an impairment-only approach. The adoption of SFAS No. 142 on January 1, 2002 will not have an effect on our financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of APB Opinion No. 30 to report separately discontinued operations but extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. We do not believe that adoption of this Statement in 2002 will have a material effect on our financial statements.

Cautionary Disclosure Relating to Forward Looking Statements
Statements made in this document include forward looking statements under the federal securities laws. Statements that are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward looking statements. While these statements reflect the Company's good faith beliefs based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, and should not be relied upon as predictions of future events. Factors which could impact future results include (among other things) general economic conditions, local real estate conditions, oversupply of available space, financial condition of tenants, timely ability to lease or re-lease space upon favorable economic terms, agreements with anchor tenants, interest rates, availability of financing, competitive factors, and similar considerations. The Company disclaims any obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see "Risk Factors" filed as Exhibit 99.1 to the Company's Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


Board of Trustees and Shareholders

Mid-Atlantic Realty Trust:

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
-------------------


Baltimore, Maryland
February 22, 2002

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                       As of December 31,

                                                     2001             2000
--------------------------------------------------------------------------------

ASSETS
Properties:
  Operating properties (Notes B and C)             $ 441,313,588    400,319,243
  Less accumulated depreciation and amortization      81,465,520     70,435,693
                                                    ----------------------------
                                                     359,848,068    329,883,550
  Properties in development (Notes C and D)           16,010,962     29,590,613
  Properties held for development or sale              3,288,171      3,587,610
                                                    ----------------------------
                                                     379,147,201    363,061,773

  Cash and cash equivalents                            2,602,202        109,686
  Notes and accounts receivable - tenants and other
     (Note E)                                          2,304,973      2,689,573
  Prepaid expenses and deposits                        3,270,013      2,991,645
  Deferred financing costs, net (Note F)               2,239,174      2,227,931
                                                    ----------------------------
                                                   $ 389,563,563    371,080,608
                                                    ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses (Note G)   $   9,269,339      7,332,902
  Notes payable (Note H)                              42,500,000     37,000,000
  Construction loans payable (Note C)                 24,387,289     20,258,948
  Mortgage payable (Note C)                          170,270,077    162,627,578
  Convertible subordinated debentures (Note I)         4,784,000     13,076,000
  Deferred income                                        938,596        491,096
                                                    ----------------------------
                                                     252,149,301    240,786,524
                                                    ----------------------------
Minority interest in consolidated joint ventures      32,819,374     36,608,643
                                                    ----------------------------

Shareholders' equity (Note K):

  Preferred shares of beneficial interest, $.01
    par value, authorized 2,000,000 shares, issued
    and outstanding, none                                    -               -
  Common shares of beneficial interest, $.01 par
    value, authorized 100,000,000 shares, issued
    and outstanding 15,103,221 and 13,810,162
    shares, respectively                                 151,032        138,102
  Additional paid-in capital                         138,267,358    125,088,309
  Distributions in excess of accumulated earnings    (33,823,502)   (31,540,970)
                                                    ----------------------------
                                                     104,594,888     93,685,441
                                                    ----------------------------

Commitments (Note L)                                ----------------------------
                                                   $ 389,563,563    371,080,608
                                                    ============================

See accompanying notes to consolidated financial statements.


                   MID-ATLANTIC REATLY TRUST AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                 Years ended December 31,
                                                           2001               2000         1999
----------------------------------------------------------------------------------------------------

REVENUES:
   Minimum rents                                           $  50,633,183      46,680,656   43,082,458
   Percentage rents                                            1,640,027       1,588,771    1,380,690
   Tenant recoveries                                           9,709,503       8,883,947    8,287,459
   Other (Note O)                                                473,662         431,749      595,866
                                                           ------------------------------------------
                                                              62,456,375      57,585,123   53,346,473
                                                           ------------------------------------------

EXPENSES:
   Interest                                                   17,332,440      16,355,070   14,062,178
   Depreciation and amortization
     of property and improvements                             11,118,924      10,392,055    9,557,204
   Operating                                                  12,577,288      11,832,858   11,046,411
   General and administrative                                  3,237,545       2,859,809    2,739,079
                                                           ------------------------------------------
                                                              44,266,197      41,439,792   37,404,872
                                                           ------------------------------------------

EARNINGS FROM OPERATIONS
  BEFORE MINORITY INTEREST                                    18,190,178      16,145,331   15,941,601
Minority interest                                             (3,851,361)     (3,589,702)  (3,322,054)
                                                           ------------------------------------------
EARNINGS FROM OPERATIONS                                      14,338,817      12,555,629   12,619,547
Gain on properties (Note P)                                       20,212           -          131,611
                                                           ------------------------------------------

EARNINGS BEFORE EXTRAORDINARY GAIN                            14,359,029      12,555,629   12,751,158
Extraordinary gain from early extinguishment of debt               -             255,268        -
                                                           ------------------------------------------
NET EARNINGS                                               $  14,359,029      12,810,897   12,751,158
                                                           ==========================================

NET EARNINGS PER SHARE - BASIC (Note Q):
Earnings before extraordinary gain                         $        0.99            0.93         0.89
Extraordinary gain from early extinguishment of debt                  -               -            -
                                                           ------------------------------------------
Net earnings                                               $        0.99            0.93         0.89
                                                           ==========================================

NET EARNINGS PER SHARE - DILUTED (Note Q):
Earnings before extraordinary gain                         $        0.97            0.92         0.88
Extraordinary gain from early extinguishment of debt                  -               -            -
                                                           ------------------------------------------
Net earnings                                               $        0.97            0.92         0.88
                                                           ==========================================


See accompanying notes to consolidated financial statements.



                                            MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                          Consolidated Statements of Shareholders' Equity

                                           Years ended December 31, 2001, 2000 and 1999

                                                                                                        Distributions
                                                          Number of         Common       Additional      in Excess of      Net
                                                           Common           Shares at     Paid-in        Accumulated   Shareholders'
                                                           Shares           Par Value     Capital          Earnings       Equity
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                                14,495,045       $  144,950   131,368,001      (27,021,892)   104,491,059
Conversion of convertible subordinated debentures             65,235              652       670,365              -          671,017
Share purchase plan                                         (569,200)          (5,692)   (5,841,867)             -       (5,847,559)
Share-based compensation plans                                14,327              144       608,605              -          608,749
Dividends paid - $1.05 per share                                  -                -            -        (15,005,937)   (15,005,937)
Net earnings                                                      -                -            -         12,751,158     12,751,158
                                                         ---------------------------------------------------------------------------
BALANCE, December 31, 1999                                14,005,407          140,054   126,805,104      (29,276,671)    97,668,487
Conversion of convertible subordinated debentures             16,189              162       167,328              -          167,490
Share purchase plan                                         (283,800)          (2,838)   (2,683,296)             -       (2,686,134)
Share-based compensation plans                                53,073              531       576,802              -          577,333
Conversion of Operating Partnership Units                     19,293              193       222,371              -          222,564
Dividends paid - $1.0925 per share                                -                -            -        (15,075,196)   (15,075,196)
Net earnings                                                      -                -            -         12,810,897     12,810,897
                                                         ---------------------------------------------------------------------------
BALANCE, December 31, 2000                                13,810,162          138,102   125,088,309      (31,540,970)    93,685,441
Conversion of convertible subordinated debentures            789,709            7,897     8,185,171              -        8,193,068
Share-based compensation plans                               151,730            1,517     1,184,758              -        1,186,275
Conversion of Operating Partnership Units                    351,620            3,516     3,809,120              -        3,812,636
Dividends paid - $1.1425 per share                                -                -            -        (16,641,561)   (16,641,561)
Net earnings                                                      -                -            -         14,359,029     14,359,029
                                                         ---------------------------------------------------------------------------
BALANCE, December 31, 2001                                15,103,221       $  151,032   138,267,358      (33,823,502)   104,594,888
                                                         ===========================================================================

See accompanying notes to consolidated financial statements.


                                            MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows

                                                                                            Years ended December 31,
                                                                                   2001              2000            1999
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                $   14,359,029        12,810,897      12,751,158
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Extraordinary (gain) from early extinguishment of debt                              -             (255,268)            -
    Depreciation and amortization                                                 11,118,924        10,392,055       9,557,204
    Minority interest in earnings, net                                             3,851,361         3,589,702       3,322,054
    Amortization of deferred financing costs                                         545,313           398,195         315,828
    Changes in operating assets and liabilities:
      Decrease (increase) in assets                                                  106,232          (883,396)       (911,734)
      Increase (decrease) in liabilities                                           2,383,937           (87,673)       (101,255)
    Other, net                                                                       295,093           574,823         220,369
                                                                               --------------------------------------------------
    Total adjustments                                                             18,300,860        13,728,438      12,402,466
                                                                               --------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                32,659,889        26,539,335      25,153,624
                                                                               --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of and additions to properties                                    (27,283,646)      (44,909,584)    (17,205,063)
  Proceeds from sales of properties                                                  319,651              -               -
  Payments to minority partners                                                   (3,827,994)       (4,518,338)     (6,970,622)
                                                                               --------------------------------------------------
         NET CASH USED BY INVESTING ACTIVITIES                                   (30,791,989)      (49,427,922)    (24,175,685)
                                                                               --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                    132,500,000       101,600,000      67,800,000
  Principal payments on notes payable                                           (127,000,000)      (92,100,000)    (58,700,000)
  Proceeds from mortgages payable                                                 12,000,000        37,855,500      25,300,000
  Principal payments on mortgages payable                                         (4,357,501)      (17,382,660)    (13,854,019)
  Proceeds from construction loans payable                                        14,815,033        11,258,948             -
  Deferred interest on construction loans payable                                    530,819               -               -
  Principal payments on construction loans payable                               (11,217,511)              -               -
  Deferred financing costs                                                          (605,617)         (620,063)     (1,133,621)
  Proceeds from exercise of share options                                            600,954               -               -
  Shares repurchased                                                                     -          (2,686,134)     (5,847,559)
  Dividends paid                                                                 (16,641,561)      (15,075,196)    (15,005,937)
  Other, net                                                                             -                 -               (32)
                                                                              ----------------------------------------------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             624,616        22,850,395      (1,441,168)
                                                                              ----------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,492,516           (38,192)       (463,229)

CASH AND CASH EQUIVALENTS, beginning of year                                         109,686           147,878         611,107
                                                                              ----------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                        $    2,602,202           109,686         147,878
                                                                              ====================================================

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Interest paid                                                               $   16,913,863        15,617,469      13,746,350
                                                                              ====================================================

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
  Conversion of subordinated debentures, net of deferred
    financing costs                                                           $    8,193,140           167,515         671,051
  Conversion of Operating Partnership Units                                        3,812,636           222,564             -
  Mortgages payable assumed                                                              -           5,562,175             -
  Operating Partnership Units issued                                                     -             400,000       2,273,458
                                                                              ====================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

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

The Company has an equity interest in 39 operating shopping centers, 33 of which are wholly owned by the Company and six in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns five undeveloped parcels of land totaling approximately 78 acres, which it is holding for development or sale.

All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 82% of the Units at December 31, 2001.

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

Principles of Consolidation

The consolidated financial statements include all wholly owned subsidiaries and majority-owned partnerships, including the Operating Partnership. The Company owns 100% interests in corporate subsidiaries which are general partners in several partnerships which have outside partners with 50% interests. Under terms of the partnership agreements, the Company has control over the partnerships, including acquisition, leasing, financing and sale transactions and, accordingly, the Company uses the full consolidation method to account for them. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Properties
Properties to be developed or held and used in operations are carried at cost, reduced for impairment losses where appropriate. Properties held for sale are carried at the lower of their carrying value (i.e. cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of operating properties are classified as properties held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met. Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.
     If events or circumstances indicate that the carrying value of an operating property to be held and used may be impaired, a recoverability analysis is performed based on estimated undiscounted future cash flows to be generated from the property. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized.
     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows: Buildings and additions, 30 - 50 years; land improvements, 5 - 15 years; tenant improvements, lesser of lease term or asset useful lives; and furniture, fixtures and equipment, 3 - 10 years.

Revenue Recognition
Minimum rent revenues are generally recognized when due from tenants under terms of the related leases. Revenues from tenant reimbursements of real estate taxes, maintenance and insurance costs are recognized in the period in which the related expense is incurred. Until September 30,1999, revenues based on a percentage of tenant's sales in excess of levels specified in the lease agreement were estimated and accrued ratably throughout the year. Effective October 1,1999, the Company changed its method of accounting for percentage rents to recognize revenues only when a tenant's sales actually exceed the specified minimum level as required by Staff Accounting Bulletin 101 - Revenue Recognition. This change did not have a material effect on the financial statements for 1999.

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

Financial Instruments
Fair values of financial instruments approximate their carrying values in the financial statements, except for mortgages payable and convertible subordinated debentures for which fair value information is presented in notes C and I, respectively. The fair values of this debt at December 31, 2001 and 2000, were determined based on quoted market prices for publicly traded debt and discounted estimated future payments to be made for other debt. The discount rates used approximate the rates currently offered for borrowings with similar remaining maturities.

B.  Operating Properties

Operating properties consist of the following:
                                                          December 31,

                                                 2001                2000
-------------------------------------------------------------------------------
Land                                          $  87,399,838          78,837,971
Land Improvements                                32,473,159          31,993,409
Buildings                                       268,101,954         241,556,479
Improvements for tenants                         16,204,784          15,988,843
Development costs on completed projects          12,998,167           9,476,127
Furnitures, fixtures and equipment                3,887,959           3,591,548
Deferred leasing costs                           20,247,727          18,874,866
                                               ---------------------------------
                                                441,313,588         400,319,243
Less accumulated depreciation and amortization   81,465,520          70,435,693
                                               ---------------------------------
                                              $ 359,848,068         329,883,550
                                               =================================

C. Properties and Related Accumulated Depreciation and Amortization and Debt

A summary  of the  Company's  properties  and  related  mortgages  payable is as follows at December 31, 2001

                                                                                            Accumulated
                                                            Cost of                         Depreciation
                            Mortgages       Initial        Subsequent         Total             and
Classification               Payable         Cost         Improvements         Cost         Amortization        Net Cost
----------------------------------------------------------------------------------------------------------------------------
Shopping centers         $  167,717,332     323,475,401     100,103,785       423,579,186      74,732,480        348,846,706
Bowling centers                     -         2,200,106          71,706         2,271,812       1,328,764            943,048
Office buildings              2,552,745       9,439,113       1,452,444        10,891,557       3,369,382          7,522,175
Other rental properties             -         2,040,071       1,117,876         3,157,947       1,107,690          2,050,257
Other property                      -           681,313         731,773         1,413,086         927,204            485,882
                         ---------------------------------------------------------------------------------------------------
Operating properties        170,270,077     337,836,004     103,477,584       441,313,588      81,465,520        359,848,068
Properties in development           -        16,010,962             -          16,010,962             -           16,010,962
Property held for
  development or sale               -         3,288,171             -           3,288,171             -            3,288,171
                         ---------------------------------------------------------------------------------------------------
                         $  170,270,077     357,135,137     103,477,584       460,612,721      81,465,520        379,147,201
                         ===================================================================================================



Mortgages payable at December 31, 2001 bear interest at a weighted average effective rate of 8.11% and mature in installments through 2030. Aggregate annual principal payments applicable to mortgages payable are as follows at December 31, 2001

2002         $ 10,147,979
2003           31,546,186
2004            2,799,794
2005            3,019,142
2006           21,942,650
Thereafter    100,814,326
             ------------
Total        $170,270,077
             ============

At December 31, 2001 and 2000, the estimated fair values of mortgages payable were $178,546,000 and $160,046,000, respectively.

Construction loans payable consist of the following:
                                                         December 31,
                                                     2001          2000
--------------------------------------------------------------------------------
$9,000,000 loan payable in monthly installments,
  maturing in June 2004 and bearing
  interest at 7%                                   $ 8,888,921         9,000,000

$11,000,000 loan maturing September 2002 bearing
  interest at a variable rate based on LIBOR
  (3.58% at December 31, 2001)                      11,000,000         5,071,364

$11,000,000 loan repaid prior to maturity in
  November 2001                                            -           6,187,584

$9,490,000 loan maturing January 2004 bearing
  interest at a variable rate based on LIBOR
  (3.43% at December 31, 2001)                       4,498,368               -
                                                 -------------------------------
                                                   $24,387,289        20,258,948
                                                 ===============================

The loan maturing September 2002 was repaid in January 2002.

The loan maturing January 2004 provides for conversion to a fixed rate at the option of the Company after satisfying certain construction and operating conditions. The Company also has the option to extend the maturity date until January 2007.

D. Properties in Development

Properties in development consist of the following:

                                   December 31,
                                  2001          2000
--------------------------------------------------------
Land                          $   538,528      7,641,434
Construction in progress       14,590,040     21,209,796
Preconstruction costs             882,394        739,383
                              --------------------------
                              $16,010,962     29,590,613
                              ==========================

Costs of completed development projects are transferred to operating property costs when the project is completed, at which time depreciation and amortization commences. Construction period interest cost capitalized during 2001, 2000 and 1999 was approximately $940,000, $1,142,000 and $242,000, respectively.

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

F. Deferred Financing Costs

Deferred financing costs consist of the following:

                                                   December 31,
                                                 2001             2000
--------------------------------------------------------------------------
Costs related to subordinated debentures      $  235,960          667,604
Costs related to line of credit                1,051,571          820,633
Costs related to operating properties' debt    3,449,881        3,017,103
                                              ----------------------------
                                               4,737,412        4,505,340
Less accumulated amortization                  2,498,238        2,277,409
                                              ----------------------------
                                              $2,239,174        2,227,931
                                              ============================

G. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                       December 31,
                                                   2001             2000
-----------------------------------------------------------------------------
Trade accounts payable                         $ 7,640,278          4,758,638
Retainage on construction in progress              423,400          1,212,080
Accrued interest on subordinated debentures        106,394            290,805
Other accrued expenses                           1,099,267          1,071,379
                                               ------------------------------
                                               $ 9,269,339          7,332,902
                                               ==============================

H. Notes Payable
Notes payable consist of line of credit borrowings of $42,500,000 and $37,000,000 at December 31, 2001 and 2000, respectively. The Company has an agreement with its primary bank that provides for a $75,000,000 unsecured line of credit. The loan maturity date is April 2003. The agreement contains covenants which provide for the maintenance of specified debt service coverage ratios, minimum levels of net worth, negative pledges concerning certain secured financings, and other requirements, among which is the requirement that the Company maintains its status as a REIT. The line bears interest at the prime rate (4.75% at December 31, 2001). However, the Company has the option to fix the rate at LIBOR plus 1.25% for fixed periods from one to nine months. A stand-by fee is required by the bank for any unused portion of the line. At December 31, 2001, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $1,922,831, was $30,577,169. The maximum level of borrowings under the line of credit was $51,000,000, $54,000,000 and $28,500,000 in 2001, 2000 and 1999, respectively. The average amounts of borrowings were approximately $43,252,000, $39,549,000 and $23,937,000, in 2001,
2000 and 1999, respectively, with weighted average interest rates approximating 5.9%, 8.0% and 6.8%.

I. Convertible Subordinated Debentures
Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. In 2001, $8,292,000 in debentures were converted to 789,709 common shares of beneficial interest. In 2000, $170,000 in debentures were converted to 16,189 common shares of beneficial interest. In 1999, $685,000 in debentures were converted to 65,235 common shares of beneficial interest. The balance of the debentures, at December 31, 2001, of $4,784,000, if fully converted, would produce an additional 455,619 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable. At December 31, 2001 and 2000, the estimated fair values of convertible subordinated debentures were $7,085,000 and $15,177,000, respectively.

J.  Income Taxes
As discussed in Note A, the Company plans to maintain its status as a REIT and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Accordingly, no provision has been made for Federal income taxes. At December 31, 2001, the income tax bases of the Company's assets and liabilities were approximately $309,000,000 and $251,000,000, respectively.
     The net operating losses carried forward from December 31, 2001 for Federal income tax purposes aggregate approximately $12,000,000 and will begin to expire in 2006.
     In connection with its election to be taxed as a REIT, the Company has elected to be subject to the "built-in gain" rules. Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company's assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. This ten year period expires September 2003. The remaining net unrealized gains were approximately $90,500,000 at December 31, 2001. Management believes that the Company will not be required to make payments of taxes on built-in gains throughout the ten-year period due to the availability of the net operating loss carryforward to offset built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary. Accordingly, at December 31, 2001, no deferred tax liability for built-in gains has been recognized. It may be necessary to recognize a liability for such taxes in the future if management's plans and intentions with respect to asset dispositions or the related tax laws change.

Following is a reconciliation of the Company's net earnings to REIT taxable income:

                                                                      Years ended December 31,
                                                               2001              2000              1999
---------------------------------------------------------------------------------------------------------------
Net earnings                                                 $ 14,359,029        12,810,897        12,751,158
Book/tax difference on depreciation/amortization                 (667,518)          302,399           297,416
Net prepaid rental income                                         831,791           170,557           125,197
Book/tax difference on vested portion of restricted stock        (504,637)         (381,847)         (126,465)
Other differences, net                                            455,469           144,749          (323,610)
                                                             --------------------------------------------------

Taxable income before deduction for dividends paid             14,474,134        13,046,755        12,723,696

Dividends paid deduction                                      (16,641,562)      (15,075,196)      (15,005,937)
                                                             --------------------------------------------------
REIT taxable income (loss)                                   $ (2,167,428)       (2,028,441)       (2,282,241)
                                                             ==================================================

K. Shareholders' Equity

Preferred Shares
At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share. At December 31, 2001, none of these shares were issued and outstanding.

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

Changes in options outstanding under the Plans are summarized as follows:


                                                                       Years ended December 31,

                                                               2001                          2000                          1999
----------------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                      Weighted                     Weighted
                                                                average                       average                      average
                                                               exercise                      exercise                     exercise
                                                 Options         price         Options         price       Options          price
----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                     845,335    $  11.03          529,600      $ 11.66         554,533       $ 11.61
Options granted                                    5,300       12.64          406,233        10.12               -             -
Options exercised                               (281,931)      10.17          (55,165)       10.09               -             -
Options canceled                                  (3,000)      10.00          (35,333)       11.47         (24,933)        10.58
                                               -----------------------------------------------------------------------------------
Balance at end of year                           565,704    $  11.47          845,335      $ 11.03         529,600       $ 11.66
                                               ===================================================================================
Options exercisable                              409,533    $  11.90          567,302      $ 11.45         529,600       $ 11.66
                                               -----------------------------------------------------------------------------------

Information about options outstanding at December 31, 2001 is summarized as follows:

Exercise price               Options             Remaining life        Options
per share                 outstanding             (years)           Exercisable
--------------------------------------------------------------------------------
$  10.50                     94,000                  2.1              94,000
    8.94                     10,000                  3.8              10,000
    9.75                     10,000                  3.8              10,000
   13.38                    219,700                  5.9             219,700
   10.00                    197,504                  8.3              74,867
   11.50                     30,000                  8.8                 -
   11.90                      1,000                  9.3                 -
   13.00                      2,000                  9.5                 666
   12.85                      1,500                  9.7                 300
                          ------------------------------------------------------
                            565,704                                  409,533
                          ======================================================



The per share weighted-average fair values of options granted during 2001 and 2000 were $0.97 and $1.52, respectively. These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

                               Years ended December 31,
                              2001             2000
--------------------------------------------------------
Risk-free interest rate       4.20%            5.04%
Dividend yield                9.29%            9.40%
Volatility factor            22.36%           21.64%
Life (years)                  3.27             3.00
--------------------------------------------------------

The option prices were equal to the market prices at the date of grant for all of the options granted in 2001 and 2000, accordingly, no compensation cost was recognized for these options in the financial statements. If the Company had applied a fair value-based method to recognize compensation cost for all stock options issued after 1994, net earnings and net earnings per common share would have been reduced as indicated below:

                                                  Years ended December 31,
                                       2001             2000          1999
--------------------------------------------------------------------------------
Net earnings:
  As reported                          $ 14,359,029     12,810,897    12,751,158
  Pro forma                              14,151,632     12,605,072    12,687,065
Net earnings per common share:
  Basic
    As reported                                0.99           0.93          0.89
    Pro forma                                  0.99           0.91          0.88
  Diluted
    As reported                                0.97           0.92          0.88
    Pro forma                                  0.96           0.90          0.88
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

In 1997, 400,000 restricted shares were made available for the plan. Awards granted in 2001, 2000 and 1999 aggregated 8,741, 35,124 and 15,000 shares, respectively, with a weighted-average market value of $13.74, $11.18 and $10.38 per share, respectively. Shares awarded are subject to forfeiture restrictions which lapse at defined annual rates to 2010, subject to the recipients' continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards.

Share Repurchase Plan

At December 31, 2001, the Company was authorized to repurchase up to 1,547,982 common shares of beneficial interest (from a total authorization of 3,000,000 common shares of beneficial interest) pursuant to its share repurchase plan. During 2001, the Company did not purchase shares. In 2000 and 1999, the Company purchased 283,800 and 569,200 shares, respectively, at an average per share cost of $9.43 and $10.21, respectively. The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

L. Commitments

The Company leases the land relating to certain of its properties under operating leases expiring at various dates to 2052, subject to renewal options in most cases. Minimum rental commitments under leases in effect as of December 31, 2001 are as follows:

2002             $     657,000
2003                   657,000
2004                   657,000
2005                   657,000
2006                   657,000
Thereafter          22,266,000
                 -------------
Total            $  25,551,000
                 =============

Certain of the leases contain purchase options and are subject to CPI increases. All of the leases require the Company to pay real estate taxes. Total annual minimum lease payments amounted to $657,000 in 2001, $651,000 in 2000, and $702,000 in 1999.

M. Leases

The Company's shopping centers and other commercial properties are generally leased to tenants on a long-term basis. All leases are classified as operating leases. Future minimum lease payments receivable under noncancelable operating leases in effect as of December 31, 2001 are as follows:

2002            $   50,906,000
2003                48,323,000
2004                43,823,000
2005                39,357,000
2006                33,829,000
Thereafter      $  249,767,000
                --------------
Total           $  466,005,000
                ==============

The minimum future lease payments do not include contingent rentals which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts. Contingent rentals amounted to $1,640,000 in 2001, $1,589,000 in 2000 and $1,381,000 in 1999. On a prospective basis, no more than 4.4% of annual rental revenue is derived from any one tenant, except Royal Ahold. Royal Ahold minimum lease payments represent approximately 13% for the years 2002 through 2006 and 28% thereafter of the total minimum lease payments above. The percentage of total minimum lease payments in the years beyond 2006 is higher than in the prior years due to the fact that Royal Ahold leases have long initial lease terms compared with other major tenants which generally use renewal option terms. Renewal option minimum lease payments are not included in the totals above.

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

The accounting policies of the segments are the same as those of the Company described in Note A. Segment operating results are measured and assessed based on a performance measure known as Funds from Operations ("FFO"). FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Operating results for the segements are summarized as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Years ended December 31,
                                         2001                                    2000                             1999
------------------------------------------------------------------------------------------------------------------------------------
                           Shopping       All                  Shopping          All                Shopping      All
                           Centers       Other       Total      Centers         Other     Total      Centers     Other      Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues                  $60,264,215  2,192,160  62,456,375    55,538,377  2,046,746  57,585,123  51,235,338  2,111,135  53,346,473

Expenses, exclusive of
  depreciation and
  amortization of property
  and improvements         32,287,821    859,452  33,147,273    30,203,756    843,981  31,047,737  26,958,271    889,397  27,847,668
Minority Interest           3,799,956     51,405   3,851,361     3,581,356      8,346   3,589,702   3,318,389      3,665   3,322,054
                         -----------------------------------------------------------------------------------------------------------
FFO                       $24,176,438  1,281,303  25,457,741    21,753,265  1,194,419  22,947,684  20,958,678  1,218,073  22,176,751
                         ===========================================================================================================

A reconciliation of FFO to earnings from operations in the financial statements is summarized as follows:

                                            Years ended December 31,
                                        2001         2000          1999
-----------------------------------------------------------------------------
FFO                                  $ 25,457,741    22,947,684    22,176,751
   Depreciation and
   amortization of
   property and
   improvements                        11,118,924    10,392,055     9,557,204
                                  -------------------------------------------
Earnings from operations             $ 14,338,817    12,555,629    12,619,547
                                  ===========================================


Substantially all assets of the Company, with the exception of properties held for development or sale and cash and cash equivalents, are allocable to the Shopping Center segment. Additions to long-lived assets of the segments are summarized as follows:

                                             Years ended December 31,
                                     2001           2000          1999
-----------------------------------------------------------------------------
Shopping Centers:
   Acquisitions                   $  10,849,901   16,786,510       10,602,882
   Development                       13,438,600   33,462,826        6,491,855
   Improvements for tenants
      and others                      3,339,186    1,807,478        2,614,639
                                  -------------------------------------------
                                     27,627,687   52,056,814       19,709,376
                                  -------------------------------------------

All others                               24,642      113,091          113,910
                                  -------------------------------------------
Total                             $  27,652,329   52,169,905       19,823,286
                                  ===========================================



O. Other Revenues

Other revenues consists of the following:

                                  Years ended December 31,
                              2001        2000              1999
----------------------------------------------------------------------
Interest and dividends     $ 125,217      162,988           115,320
Miscellaneous                348,445      268,761           480,546
                           -------------------------------------------
                           $ 473,662      431,749           595,866
                           ===========================================




P. Gain on Properties

Gain on properties consists of the following:

                                                   Years ended December 31,
                                                   2001      2000       1999
--------------------------------------------------------------------------------
Gain on sales of operating properties           $    -          -       131,611

Gain on sales of properties held for
   development or sale, net                        20,212       -          -
                                                --------------------------------
                                                $  20,212       -       131,611
                                                ================================


The gain on sales of properties held for development or sale for 2001 is due to the sale of land. The gain on sales of operating properties for 1999 is due primarily to the final resolution of contingencies in the sale agreements relating to properties sold in 1997.

Q. Earnings Per Share

The following table sets forth information  relating to the computation of basic and diluted earnings per share:


                                                                                             Years Ended December 31,

                                                                                      2001           2000          1999
------------------------------------------------------------------------------------------------------------------------------

Numerator:
  Earnings before extraordinary gain                                                  $ 14,359,029   12,555,629    12,751,158
    Dividends on unvested restricted share awards                                         (285,959)    (288,102)    (294,038)
                                                                                      ----------------------------------------
  Numerator for basic earnings per share--earnings available to common shareholders     14,073,070   12,267,527   12,457,120
    Interest on subordinated debentures                                                    538,283    1,072,636    1,111,858
                                                                                      ----------------------------------------
  Numerator for diluted earnings per share--earnings available to common shareholders $ 14,611,353   13,340,163   13,568,978
                                                                                      ========================================

Denominator:(1)
  Denominator for basic earnings per share--weighted average shares outstanding         14,268,487   13,538,886   14,021,403
  Effect of dilutive securities:
    Debentures                                                                             692,559    1,257,514    1,306,079
    Unvested portion of restricted share awards and share options                           49,264        9,804       10,170
                                                                                       ---------------------------------------
  Denominator for diluted earnings per share--adjusted weighted average shares          15,010,310   14,806,204   15,337,652
                                                                                       =======================================


     (1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At December 31, 2001, the convertible subordinated debentures, if converted, would produce an additional 455,619 shares and the Units, if exchanged, would produce an additional 3,036,327 shares.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 2002 annual meeting of shareholders, is incorporated herein by reference.

  The Executive Officers of MART are as follows:

Name              Age        Position and Business Experience
--------------------------------------------------------------------------------
LeRoy E.          76         Chairman of the Board of MART since September 1993.
Hoffberger

F. Patrick        54         President and CEO of MART since September 1993.
Hughes

Paul F.           48         Executive Vice President of MART since March 1996.
Robinson                     Vice President and Secretary/General Counsel of
                             MART since September 1993.

Eugene T.         53         Treasurer of MART since September 1993.
Grady

Deborah R. Cheek  42         Controller of MART since October 2001.

                             Assistant Controller of MART from March 2000 to September 2001.

                             Controller of Insurance Buyers' Council, Inc. from March 1987 to February 2000.

Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his/her successor is duly elected and qualified.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2002 annual meeting of shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2002 annual meeting of shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference from the Registrant's Proxy Statement to be filed with respect to the 2002 annual meeting of shareholders.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.  Financial Statements
The following financial statements of Mid-Atlantic Realty Trust and Subsidiaries are included in Part II Item 8:

     Independent auditor's report
     Consolidated balance sheets as of December 31, 2001 and 2000
     Consolidated  statements  of  operations  for the years ended  December 31,
        2001, 2000 and 1999
     Consolidated  statements  of  shareholders'  equity  for  the  years  ended
        December 31, 2001, 2000 and 1999
     Consolidated  statements  of cash flows for the years  ended  December  31,
        2001, 2000 and 1999
     Notes to consolidated financial statements

(a)      2.  Financial Statement Schedule
Schedule III - Real estate and accumulated depreciation and amortization
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)      3.  Exhibits
Exhibit No.
     3(a) Declaration of Trust dated June 29, 1993 (incorporated by reference to
          Exhibit 3(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
     3(b) By-laws   (incorporated   by  reference  to  Exhibit  3(b)  to  MART's
          Registration Statement on Form S-11, File No. 33-66386).
     3(c) Amendment to Declaration  of Trust dated August 4, 1998  (incorporated by reference to Exhibit 3(c) to MART's Annual Report on Form 10-K for the year ended December 31, 1998).
     4(a) Specimen   certificate  for  Common  Shares  of  Beneficial   Interest
          (incorporated by reference to Exhibit 4(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
     4(b) Trust  Indenture  dated  September 8, 1993,  between MART and Security
          Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
     10(a)Mid-Atlantic  Realty Trust 1993 Omnibus Share Plan, as amended through
          November 14, 1997 (incorporated by reference to Exhibit 10(a) to MART's Annual Report on Form 10-K for the year ended December 31,
          1997).
     10(b)Mid-Atlantic  Realty  Trust 1995 Stock  Option Plan  (incorporated  by reference to MART's Registration Statement on Form S-8, File No. 333-12161).
     10(c)Employment  Agreement  between BTR Realty,  Inc. and F. Patrick Hughes
          (incorporated by reference to Exhibit 10(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
     10(d)Employment  Agreement  between  Paul  F.  Robinson   (incorporated  by
          reference to Exhibit 10(c) to MART's Registration Statement on Form S-11, File No. 33-66386).
     10(e)Amendment dated December 1, 1995 to Employment Agreement between MART and F. Patrick Hughes and MART and Paul F. Robinson (incorporated by reference to Exhibit 10(e) to MART's Annual Report on Form 10-K for the year ended December 31, 1995).
     10(f)Commitment Letter from First National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART's Registration Statement on Form S-11, File No.33-66386).
     10(f)(1)  Financing  Agreement  dated April 23, 1999  between  MART and the
          Named Banks (incorporated by reference to Exhibit 10(1) to MART's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
     10(g)Agreement for  Contribution  of Interests  dated April 1, 1997,  among
          MART and the Contributors named therein (incorporated by reference to Exhibit (c) 1 to Form 8-K filed July 15, 1997).
     10(h)Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c) 2 to Form 8-K filed July 15, 1997).
     10(i)Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b) 1 to Form 8-K filed September 30, 1997).

     10(j)Mid-Atlantic  Realty Trust Restricted Share Plan,  adopted on November
          14, 1997. (incorporated by reference to Exhibit 10(j) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
     10(k)Mid-Atlantic Realty Trust Non-Employee  Trustee Deferred  Compensation
          Plan,  adopted on November  14,  1997.  (incorporated  by reference to
          Exhibit 10(k) to MART's Annual Report on Form 10-K for the year ended December 31, 1997).
     10(l)Financing agreement dated April 23,1999 with named banks (incorporated by reference to Exhibit 10.1 to MART's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
     12   Computation of Ratio of Earnings to Fixed Charges.*
     21   Subsidiaries of the Registrant.*
     23   Consent of KPMG LLP.*
     99.1 Real Estate Investment Risks.

*Filed herewith


(b) Reports on Form 8-K

Form 8-K filed March 5, 2002 reporting selected financial information under Items 5 and 7.


MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation

December 31, 2001                               Initial cost to Company                  Cost capitalized subsequent to acquisition
                             Mortgages                   Building and                                              Carrying Costs
Description                  Payable              Land     Improvement           Improvements        Land           Improvements
------------------------------------------------------------------------------------------------------------------------------------

Shopping Centers
Arundel Plaza             $ 11,481,761         1,695,566        530,951           6,262,612       1,843,683            -
Brandywine Commons              -                 -          12,164,821              69,421           -                -
Burke Town Plaza                -                 -           2,936,134           4,403,259           -                -
Club Centre                  5,106,543         2,029,919      3,600,663             111,330           -                -
Colonie Plaza                   -              1,137,567      7,755,095             817,762           -                -
Columbia Plaza                  -                999,739      6,887,711           4,030,126         203,353            -
Del Alba                     6,972,825         2,270,000      7,882,217              36,690           -                -
Enchanted Forest            10,998,173         3,873,246     15,314,736             420,060           -                -
Fullerton Plaza                 -              2,704,763      5,707,164              20,953           -                -
Glen Burnie Village             -              3,081,554      4,598,794           1,099,301           -                -
Harford Mall                18,534,076           599,031      8,457,331          29,429,082        (12,954)            -
Ingleside                   12,445,970         3,023,230     11,817,212             173,278           -                -
Little Glen                     -                 -              -                  104,574           -                -
Lutherville Station             -                 -           4,031,809          14,466,727           -                -
Milford Commons                 -                673,306      3,789,682              42,293           -                -
New Town Village            12,245,502         4,381,666      9,547,434             220,900           -                -
North East                      -                 -              -                5,950,311       2,687,905            -
Patriots Plaza                  -                 -           1,709,846             690,471           -                -
Perry Hall Square            5,697,406         3,538,824      6,604,216             886,486           -                -
Pottstown Plaza                 -              3,600,000      7,249,901                 -             -                -
Radcliffe Center                -             11,205,665      5,663,480             106,661           -                -
Rolling Road Plaza              -                338,791      1,632,268           2,289,020           -            (837,931)
Rosedale Plaza                  -              1,024,712      3,217,926           5,339,708           -                -
Saucon Valley Square         8,311,388            -           4,560,182           1,763,343      4,292,700             -
Security Square             11,992,945         1,477,199     10,335,676                 -             -                -
Shawan Plaza                13,251,478         2,055,695     13,930,839             245,351           -                -
Shoppes at Easton            7,203,139         2,600,000     10,379,069              69,876           -                -
Skyline Village              4,345,741           555,295      6,240,003           1,158,717           -                -
Smoketown Plaza                 -                516,312     10,095,077             800,742           -                -
Spotsylvania Crossing           -              1,544,314      6,600,616             441,551           -                -
Stonehedge Square            5,459,259         1,151,500      7,202,742              26,649           -                -
Sudley Towne Plaza              -                789,881      3,736,837             538,297           -                -
Timonium Crossing            5,452,337         4,276,779      4,792,548             262,389           -                -
Timonium Shopping Center    10,751,755         6,252,248     12,090,955           1,125,246           -                -
Waverly Woods                   -              3,484,670      7,998,007                 -             -                -
Wayne Heights                   -              1,546,720      3,837,159             179,482           -                -
Wayne Plaza                  8,919,145         1,650,300      9,230,960             909,849           -                -
Wilkens Beltway Plaza          397,158            -           3,601,891           4,082,216        475,481             -
York Road Plaza              8,150,731         1,562,382      2,102,575           2,876,815           -                -
                          ----------------------------------------------------------------------------------------------------------
                           167,717,332        75,640,874    247,834,527          91,451,548      9,490,168         (837,931)
                          ----------------------------------------------------------------------------------------------------------
Office Buildings
Orchard Square               2,552,745         1,160,666      2,959,390             210,493           -                -
Partiots Office                   -                 -         1,522,943             315,221           -                -
Wilkens Office I                  -                 -         1,383,102             396,567           -                -
Wilkens Office II                 -                 -         1,644,370             301,457           -                -
Wilkens Office III                -                 -           768,642             228,706           -                -
                          ----------------------------------------------------------------------------------------------------------
                             2,552,745         1,160,666      8,278,447           1,452,444           -                -
                          ----------------------------------------------------------------------------------------------------------
Bowling Centers
Clinton                           -                 -           457,764              63,297           -                -
Freestate                         -              180,025        740,082               2,719           -                -
Waldorf                           -              243,139        579,096               5,690           -                -
                          ----------------------------------------------------------------------------------------------------------
                                  -              423,164      1,776,942              71,706           -                -
                          ----------------------------------------------------------------------------------------------------------
Other Rental Properties
Harford Business Center           -              395,536       1,190,692            149,373        235,022             -
Southwest                         -                -             283,039            674,511         45,149             -
Waldorf Firestone                 -                9,261         161,543             13,821           -                -
                          ----------------------------------------------------------------------------------------------------------
                                  -              404,797       1,635,274            837,705        280,171             -
                          ----------------------------------------------------------------------------------------------------------
Properties in Development         -                -          16,010,962                -              -               -
                          ----------------------------------------------------------------------------------------------------------
Properties Held For               -            3,288,171            -                   -              -               -
  Development or Sale     ----------------------------------------------------------------------------------------------------------
Other Property                    -                -             681,313            731,773            -               -
                          ----------------------------------------------------------------------------------------------------------
                          $ 170,270,077       80,917,672     276,217,465         94,545,176      9,770,339         (837,931)
                          ----------------------------------------------------------------------------------------------------------

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation - (Continued)

December 31, 2001
                         Amount at which carried at close of period                                           Life on which deprec.
                                        Buildings and              Accumulated     Date of          Date        on latest income
Description                  Land       improvements     Total     depreciation    construction    acquired   statement is computed
------------------------------------------------------------------------------------------------------------------------------------
Shopping Centers

Arundel Plaza          $  3,539,249       6,793,563    10,332,812      776,846                       12/97           5-50 yrs.
Brandywine Commons              -        12,234,242    12,234,242    2,564,440                       11/95           5-50 yrs.
Burke Town Plaza                -         7,339,393     7,339,393    2,483,894       7/79-7/82                       5-50 yrs.
Club Centre               2,029,919       3,711,993     5,741,912      998,743                        7/97           5-50 yrs.
Colonie Plaza             1,137,567       8,572,857     9,710,424    3,230,420         12/87                         5-50 yrs.
Columbia Plaza            1,203,092      10,917,837    12,120,929    3,371,294          6/88                         5-50 yrs.
Del Alba                  2,270,000       7,918,907    10,188,907      536,972                        9/98           5-50 yrs.
Enchanted Forest          3,873,246      15,734,796    19,608,042    2,499,491                        7/97           5-50 yrs.
Fullerton Plaza           2,704,763       5,728,117     8,432,880      201,448                        3/00           5-50 yrs.
Glen Burnie Village       3,081,554       5,698,095     8,779,649      809,565                        7/97           5-50 yrs.
Harford Mall                586,077      37,886,413    38,472,490   16,126,020         12/73                         5-50 yrs.
Ingleside                 3,023,230      11,990,490    15,013,720    1,392,335                        7/97           5-50 yrs.
Little Glen                     -           104,574       104,574       68,040                        7/97           5-50 yrs.
Lutherville Station             -        18,498,536    18,498,536    2,056,876                       10/93           5-50 yrs.
Milford Commons             673,306       3,831,975     4,505,281      330,860                       12/97           5-50 yrs.
New Town Village          4,381,666       9,768,334    14,150,000    1,383,580         12/95                         5-50 yrs.
North East                2,687,905       5,950,311     8,638,216      525,424          2/96-                        5-50 yrs.
Patriots Plaza                  -         2,400,317     2,400,317    1,187,619          6/84                         5-50 yrs.
Perry Hall Square         3,538,824       7,490,702    11,029,526    2,828,519                        7/97           5-50 yrs.
Pottstown Plaza           3,600,000       7,249,901    10,849,901       47,838                       10/01           5-50 yrs.
Radcliffe Center         11,205,665       5,770,141    16,975,806    2,194,928                        7/97           5-50 yrs.
Rolling Road Plaza          338,791       3,083,357     3,422,148    1,563,049          6/73                         5-50 yrs.
Rosedale Plaza            1,024,712       8,557,634     9,582,346    1,566,436                       10/89           5-50 yrs.
Saucon Valley Square      4,292,700       6,323,525    10,616,225      328,322                        3/99           5-50 yrs.
Security Square           1,477,199      10,335,676    11,812,875      239,460          5/00                         5-50 yrs.
Shawan Plaza              2,055,695      14,176,190    16,231,885    3,043,324                        7/97           5-50 yrs.
Shoppes at Easton         2,600,000      10,448,945    13,048,945    1,680,107                        9/94           5-50 yrs.
Skyline Village             555,295       7,398,720     7,954,015    2,804,689          5/88                         5-50 yrs.
Smoketown Plaza             516,312      10,895,819    11,412,131    4,120,764          4/87                         5-50 yrs.
Spotsylvania Crossing     1,544,314       7,042,167     8,586,481    2,711,602          5/87                         5-50 yrs.
Stonehedge Square         1,151,500       7,229,391     8,380,891      259,150                       3/00            5-50 yrs.
Sudley Towne Plaza          789,881       4,275,134     5,065,015    1,837,050          7/84                         5-50 yrs.
Timonium Crossing         4,276,779       5,054,937     9,331,716      923,684                       7/97            5-50 yrs.
Timonium Shopping Center  6,252,248      13,216,201    19,468,449    1,814,643                       7/97            5-50 yrs.
Waverly Woods             3,484,670       7,998,007    11,482,677      192,227          4/00                         5-50 yrs.
Wayne Heights             1,546,720       4,016,641     5,563,361      353,557                       1/98            5-50 yrs.
Wayne Plaza               1,650,300      10,140,809    11,791,109      846,651                       2/98            5-50 yrs.
Wilkens Beltway Plaza       475,481       7,684,107     8,159,588    2,330,714          5/81                         5-50 yrs.
York Road Plaza           1,562,382       4,979,390     6,541,772    2,501,899                      11/85            5-50 yrs.
                        ------------------------------------------------------------------------------------------------------------
                         85,131,042     338,448,144   423,579,186   74,732,480
                        ------------------------------------------------------------------------------------------------------------
Office Buildings
Orchard Square            1,160,666       3,169,883     4,330,549      671,203                       7/97            5-50 yrs.
Patriots Office                 -         1,838,164     1,838,164      774,080          8/85                         5-50 yrs.
Wilkens Office I                -         1,779,669     1,779,669      818,878          1/85                         5-50 yrs.
Wilkens Office II               -         1,945,827     1,945,827      766,421          1/87                         5-50 yrs.
Wilkens Office III              -           997,348       997,348      338,800          1/91                         5-50 yrs.
                        ------------------------------------------------------------------------------------------------------------
                          1,160,666       9,730,891    10,891,557    3,369,382
                        ------------------------------------------------------------------------------------------------------------
Bowling Centers
Clinton                         -           521,061       521,061      333,866          8/71                         5-50 yrs.
Freestate                   180,025         742,801       922,826      706,698          3/78                         5-50 yrs.
Waldorf                     243,139         584,786       827,925      288,200          3/79                         5-50 yrs.
                        ------------------------------------------------------------------------------------------------------------
                            423,164       1,848,648     2,271,812    1,328,764
                        ------------------------------------------------------------------------------------------------------------
Other Rental Properties
Harford Business Center     630,558       1,340,065     1,970,623      428,039          4/90                         5-50 yrs.
Southwest                    45,149         957,550     1,002,699      597,889          4/68                         5-50 yrs.
Waldorf Firestone             9,261         175,364       184,625       81,762          9/78                         5-50 yrs.
                        ------------------------------------------------------------------------------------------------------------
                            684,968       2,472,979     3,157,947    1,107,690
                        ------------------------------------------------------------------------------------------------------------
Properties in Development       -        16,010,962    16,010,962          -          Various
                        ------------------------------------------------------------------------------------------------------------
Properties Held For       3,288,171             -       3,288,171          -
  Development or Sale   ------------------------------------------------------------------------------------------------------------
Other Property                  -         1,413,086     1,413,086      927,204                       9/82-12/98      3-10 yrs.
                        ------------------------------------------------------------------------------------------------------------
                        $90,688,011     369,924,710   460,612,721   81,465,520
                        ============================================================================================================

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
Schedule III - Real Estate and Accumulated Depreciation - (Continued)

(1) The changes in total cost of properties are as follows:

                                               Year ended December 31,
                                       2001             2000             1999
--------------------------------------------------------------------------------
Balance beginning of year        $ 433,497,466       381,716,196    361,892,910
Additions during year.
  Acquisitions                      10,849,901        16,786,510     10,602,882
  Improvements                       3,363,828         1,920,569      2,728,549
  Development operations            13,438,600        33,462,826      6,491,855
                                 -----------------------------------------------
                                    27,652,329        52,169,905     19,823,286
                                 -----------------------------------------------
Deductions during year.
  Cost of real estate sold            (299,439)              -              -
  Retirements and disposals           (237,635)         (388,635)           -
                                 -----------------------------------------------
                                      (537,074)         (388,635)           -
                                 -----------------------------------------------

                                 -----------------------------------------------
Balance end of year              $ 460,612,721       433,497,466    381,716,196
                                 -----------------------------------------------


(2)  The changes in accumulated depreciation are as follows:


                                               Year ended December 31,
                                       2001             2000             1999
--------------------------------------------------------------------------------
Balance beginning of year        $ (70,435,693)      (60,097,298)   (50,540,094)
Depreciation and amortization      (11,118,924)      (10,392,055)    (9,557,204)
Retirements, disposals and sales        89,097            53,660            -
                                 -----------------------------------------------
Balance end of year              $ (81,465,520)      (70,435,693)   (60,097,298)


(3) The aggregate cost of properties for Federal income tax purposes is approximately $422,000,000 at December 31, 2001.

(4)  See Item 2 for geographic location of properties.

(5)  Freestate includes one bowling center in Illinois.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MID-ATLANTIC REALTY TRUST

Date:  3/05/02                     /s/ F. Patrick Hughes
       ----------------------      ---------------------------------------------
                                   F. Patrick Hughes, President and
                                   Chief Executive Officer



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Date:    3/05/02                    /s/ LeRoy E. Hoffberger
         ---------------------      --------------------------------------------
                                    LeRoy E. Hoffberger, Chairman


Date:    3/05/02                    /s/ F. Patrick Hughes
         ---------------------      --------------------------------------------
                                    F. Patrick Hughes, President and Chief
                                    Executive Officer, Trustee


Date:    3/05/02                    /s/ Eugene T. Grady
         ---------------------      --------------------------------------------
                                    Eugene T. Grady, Treasurer


Date:    3/05/02                    /s/ Deborah R. Cheek
         ---------------------      --------------------------------------------
                                    Deborah R. Cheek, Controller


Date:    3/05/02                    /s/ David F. Benson
         ---------------------      --------------------------------------------
                                    David F. Benson, Trustee


Date:    3/05/02                    /s/ Marc P. Blum
         ---------------------      --------------------------------------------
                                    Marc P. Blum, Trustee


Date:    3/05/02                    /s/ Robert A. Frank
         ---------------------      --------------------------------------------
                                    Robert A. Frank, Trustee


Date:    3/05/02                    /s/ M. Ronald Lipman
         ---------------------      --------------------------------------------
                                    M. Ronald Lipman, Trustee


Date:    3/05/02                    /s/ Daniel S. Stone
         ---------------------      --------------------------------------------
                                    Daniel S. Stone, Trustee

                                 EXHIBIT INDEX

Exhibit No.     Description
     3(a) Declaration of Trust dated June 29, 1993 (incorporated by reference to
          Exhibit 3(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
     3(b) By-laws   (incorporated   by  reference  to  Exhibit  3(b)  to  MART's
          Registration Statement on Form S-11, File No. 33-66386).
     3(c) Amendment to Declaration  of Trust dated August 4, 1998  (incorporated by reference to Exhibit 3(c) to MART's Annual Report on Form 10-K for the year ended December 31, 1998).
     4(a) Specimen   certificate  for  Common  Shares  of  Beneficial   Interest
          (incorporated by reference to Exhibit 4(a) to MART's Registration Statement on Form S-11, File No. 33-66386).
     4(b) Trust  Indenture  dated  September 8, 1993,  between MART and Security
          Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
     10(a)Mid-Atlantic  Realty Trust 1993 Omnibus Share Plan, as amended through
          November 14, 1997 (incorporated by reference to Exhibit 10(a) to MART's Annual Report on Form 10-K for the year ended December 31,
          1997).
     10(b)Mid-Atlantic  Realty  Trust 1995 Stock  Option Plan  (incorporated  by reference to MART's Registration Statement on Form S-8, File No. 333-12161).
     10(c)Employment  Agreement  between BTR Realty,  Inc. and F. Patrick Hughes
          (incorporated by reference to Exhibit 10(b) to MART's Registration Statement on Form S-11, File No. 33-66386).
     10(d)Employment  Agreement  between  Paul  F.  Robinson   (incorporated  by
          reference to Exhibit 10(c) to MART's Registration Statement on Form S-11, File No. 33-66386).
     10(e)Amendment dated December 1, 1995 to Employment  Agreement between MART and F. Patrick Hughes and MART and Paul F. Robinson (incorporated by reference to Exhibit 10(e) to MART's Annual Report on Form 10-K for the year ended December 31, 1995).
     10(f)Commitment  Letter from First  National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART's Registration Statement on Form S-11, File No.33-66386).
     10(f)(1)  Financing  Agreement  dated April 23, 1999  between  MART and the
          Named Banks (incorporated by reference to Exhibit 10(1) to MART's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
     10(g)Agreement for  Contribution  of Interests  dated April 1, 1997,  among
          MART and the Contributors named therein (incorporated by reference to Exhibit (c) 1 to Form 8-K filed July 15, 1997). 10(h)Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c) 2 to Form 8-K filed July 15, 1997). 10(i)Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b) 1 to Form 8-K filed September 30, 1997). 10(j)Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997. (incorporated by reference to
          Exhibit 10(j) to MART's Annual Report on Form 10-K for the year ended December 31, 1997). 10(k)Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation Plan, adopted on November 14, 1997. (incorporated by reference to Exhibit 10(k) to MART's Annual Report on Form 10-K for the year ended December 31, 1997). 10(l)Financing agreement dated April 23,1999 with named banks (incorporated by reference to Exhibit 10.1 to MART's quarterly report on Form 10-Q for the quarter ended March 31, 1999). 12 Computation of Ratio of Earnings to Fixed Charges.* 21 Subsidiaries of the Registrant.* 23 Consent of KPMG LLP.* 99.1 Real Estate Investment Risks.

*Filed herewith