Form 10-K/A
period 2001-12-31
MID ATLANTIC REALTY TRUST
filed 2002-04-17
CIK 909298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended                                  December 31, 2001
                                                           -----------------

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                        to
                               ----------------------    ----------------------

Commission file Number 1-12286
------------------------------

                          Mid-Atlantic Realty Trust
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

     Maryland                                        52-1832411
--------------------                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


170 West Ridgely Road, Suite 300 - Lutherville, Maryland                21093
----------------------------------------------------------            --------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (410) 684-2000
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

                               X           Yes                       No
                     ---------------------     ---------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. [X]

As of February 28, 2002, 15,224,232 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $15.35 closing price on that date) held by non-affiliates was approximately $233,691,961.

                       Documents Incorporated by Reference

The definitive proxy statement with respect to the 2002 annual meeting of Mid-Atlantic Realty Trust shareholders (filed on April 5, 2002).

This 10-K/A is being filed to include Exhibit 12, Computation of Ratio of Earnings to Fixed Charges, which was inadvertently omitted from the original 10-K filing that was filed on March 6, 2002.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MID-ATLANTIC REALTY TRUST


Date:     4/16/02                     /s/  F. Patrick Hughes

       --------------------         --------------------------------------------
                                    F. Patrick Hughes,
                                    President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.       Description

  3(a)            Declaration  of Trust  dated June 29,  1993  (incorporated  by reference to Exhibit 3(a) to MART's Registration  Statement on
                  Form S-11, File No. 33-66386).
  3(b)            By-laws  (incorporated  by reference to Exhibit 3(b) to MART's
                  Registration Statement on Form S-11, File No. 33-66386).
  3(c)            Amendment  to  Declaration  of  Trust  dated  August  4,  1998
                  (incorporated  by reference  to Exhibit 3(c) to MART's  Annual
                  Report on Form 10-K for the year ended December 31, 1998).
  4(a)            Specimen  certificate for Common Shares of Beneficial Interest
                  (incorporated   by   reference   to  Exhibit  4(a)  to  MART's
                  Registration Statement on Form S-11, File No. 33-66386).
  4(b)            Trust  Indenture  dated  September  8, 1993,  between MART and
                  Security Trust  Company,  N.A.  (incorporated  by reference to
                  Exhibit  4(b) to MART's  Registration  Statement on Form S-11,
                  File No. 33-66386).
  10(a)           Mid-Atlantic  Realty Trust 1993 Omnibus Share Plan, as amended through  November  14,  1997  (incorporated  by  reference  to
                  Exhibit  10(a) to  MART's  Annual  Report on Form 10-K for the
                  year ended December 31, 1997).
  10(b)           Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by  reference  to MART's  Registration  Statement on Form S-8,
                  File No. 333-12161).
  10(c)           Employment  Agreement between BTR Realty,  Inc. and F. Patrick
                  Hughes  (incorporated  by reference to Exhibit 10(b) to MART's
                  Registration Statement on Form S-11, File No. 33-66386).
  10(d)           Employment Agreement between Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART's Registration Statement on
                  Form S-11, File No. 33-66386).
  10(e)           Amendment  dated  December  1,  1995 to  Employment  Agreement between  MART  and F.  Patrick  Hughes  and  MART  and Paul F.
                  Robinson (incorporated by reference to Exhibit 10(e) to MART's
                  Annual  Report on Form 10-K for the year  ended  December  31,
                  1995).
  10(f)           Commitment  Letter from First National Bank of Md. for Line of
                  Credit to MART  (incorporated by reference to Exhibit 10(d) to
                  MART's Registration Statement on Form S-11, File No.33-66386).
  10(f)(1)        Financing  Agreement dated April 23, 1999 between MART and the
                  Named Banks  (incorporated  by reference  to Exhibit  10(1) to
                  MART's  Quarterly  Report on Form 10-Q for the  quarter  ended
                  March 31, 1999).
  10(g)           Agreement for  Contribution  of Interests dated April 1, 1997, among MART and the Contributors named therein (incorporated by reference to Exhibit (c) 1 to Form 8-K filed July 15, 1997).
  10(h)           Agreement of Limited  Partnership of MART Limited  Partnership
                  dated  as of June  30,  1997  (incorporated  by  reference  to
                  Exhibit (c) 2 to Form 8-K filed July 15, 1997).
  10(i)           Partnership  Purchase  and Sale  Agreement  among BTR Gateway,
                  Inc.,  MART,  and  Prentiss   Properties   Acquisition,   L.P.
                  (incorporated  by reference to Exhibit (b) 1 to Form 8-K filed
                  September 30, 1997).
  10(j)           Mid-Atlantic  Realty Trust Restricted  Share Plan,  adopted on
                  November 14, 1997. (incorporated by reference to Exhibit 10(j)
                  to  MART's  Annual  Report  on Form  10-K for the  year  ended
                  December 31, 1997).
  10(k)           Mid-Atlantic   Realty  Trust  Non-Employee   Trustee  Deferred
                  Compensation Plan, adopted on November 14, 1997. (incorporated by reference to Exhibit  10(k) to MART's Annual Report on Form
                  10-K for the year ended December 31, 1997).
  10(l)           Financing  agreement  dated  April  23,1999  with named  banks
                  (incorporated by reference to Exhibit 10.1 to MART's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
  12              Computation of Ratio of Earnings to Fixed Charges.*
  21              Subsidiaries of the Registrant.**
  23              Consent of KPMG LLP.**
  99.1            Real Estate Investment Risks.**

---------------

* Filed herewith
**Previously filed as an exhibit to MART's Annual Report on Form 10-K for the year ended December 31, 2001.