Form 10-Q
period 2002-03-31
MID ATLANTIC REALTY TRUST
filed 2002-04-30
CIK 909298

FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
                               -------------------------------------------------
 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------------------

Commission file Number                1-12286
                       ---------------------------------------------------------

                 Mid-Atlantic Realty  Trust
--------------------------------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

            Maryland                                       52-1832411
--------------------------------                     -----------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


170 West Ridgely Road, Suite 300 - Lutherville, Maryland     21093
-------------------------------------------------------- --------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code       (410) 684-2000
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


17,423,909 Common Shares were outstanding as of April 24, 2002.

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

    Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Item 5.    OTHER INFORMATION

    Item 6.    EXHIBITS AND REPORTS ON FORM 8-K



                                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                      Consolidated Balance Sheets

                                                                                                             As of
                                                                                               March 31, 2002     December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)
ASSETS
Properties:
    Operating properties                                                                 $      442,193,002             441,313,588
    Less accumulated depreciation and amortization                                               84,339,264              81,465,520
                                                                                         ------------------------------------------
                                                                                                357,853,738             359,848,068
    Properties in development                                                                    18,659,030              16,010,962
    Properties held for development or sale                                                       3,288,171               3,288,171
                                                                                         ------------------------------------------
                                                                                                379,800,939             379,147,201

    Cash and cash equivalents                                                                     5,568,581               2,602,202
    Notes and accounts receivable - tenants and other                                             1,930,642               2,304,973
    Prepaid expenses and deposits                                                                 2,584,864               3,270,013
    Deferred financing costs, net                                                                 2,114,741               2,239,174
                                                                                         ------------------------------------------
                                                                                         $      391,999,767             389,563,563
                                                                                         ==========================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued expenses                                                $        9,254,634               9,269,339
    Notes payable                                                                                22,000,000              42,500,000
    Construction loans payable                                                                   16,127,316              24,387,289
    Mortgages payable                                                                           173,200,831             170,270,077
    Convertible subordinated debentures                                                           4,524,000               4,784,000
    Deferred income                                                                                 916,154                 938,596
                                                                                         ------------------------------------------
                                                                                                226,022,935             252,149,301
                                                                                         ------------------------------------------
Minority interest in consolidated joint ventures                                                 32,184,733              32,819,374
                                                                                         ------------------------------------------

Shareholders' equity:
    Preferred shares of beneficial interest, $.01 par value, authorized
     2,000,000 shares, issued and outstanding, none                                                       -                       -
    Common shares of beneficial interest, $.01 par value, authorized
     100,000,000 shares, issued and outstanding 17,229,392 and 15,103,221 shares, respectively      172,294                 151,032
    Additional paid-in capital                                                                  168,154,399             138,267,358
    Distributions in excess of accumulated earnings                                             (34,534,594)            (33,823,502)
                                                                                         ------------------------------------------
                                                                                                133,792,099             104,594,888
                                                                                         ------------------------------------------
                                                                                         ------------------------------------------
                                                                                         $      391,999,767             389,563,563
                                                                                         ==========================================

See accompanying notes to consolidated financial statements.

                                       3



                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
                                                           Three months ended March 31,
                                                             2002               2001
------------------------------------------------------------------------------------------
REVENUES:
    Minimum rents                                      $    12,701,274          12,243,276
    Percentage rents                                           356,732             335,841
    Tenant recoveries                                        2,653,081           2,451,465
    Other                                                      175,461             215,506
                                                       -----------------------------------
                                                            15,895,548          15,246,088
                                                       -----------------------------------
EXPENSES:
    Interest                                                 4,194,271           4,356,003
    Depreciation and amortization
     of property and improvements                            2,906,469           2,633,705
    Operating                                                3,433,282           3,223,968
    General and administrative                                 718,914             810,716
                                                       -----------------------------------
                                                            11,252,936          11,024,392
                                                       -----------------------------------
EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST            4,642,612           4,221,696
                                                       -----------------------------------
Minority interest                                             (864,472)           (927,032)
                                                       -----------------------------------
NET EARNINGS                                           $     3,778,140           3,294,664
                                                       ===================================
                                                       -----------------------------------
NET EARNINGS PER SHARE - BASIC                         $          0.24                0.24
                                                       ===================================
                                                       -----------------------------------
NET EARNINGS PER SHARE - DILUTED                       $          0.24                0.23
                                                       ===================================

See accompanying notes to consolidated financial statements.



                                              MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                                 Consolidated Statements of Cash Flows
                                                             (UNAUDITED)

                                                                                         Three months ended March 31,
                                                                                         2002                  2001
            ------------------------------------------------------------------------------------------------------------------
            CASH FLOWS FROM OPERATING ACTIVITIES:
               Net earnings                                                     $          3,778,140           3,294,664
               Adjustments to reconcile net earnings to net
                 cash provided by operating activities:
                  Depreciation and amortization                                            2,906,469           2,633,705
                  Minority interest in earnings                                              864,472             927,032
                  Amortization of deferred financing costs                                   150,067             128,658
                  Changes in operating assets and liabilities:
                    Decrease in assets                                                     1,059,480           1,558,796
                    Increase (decrease) in liabilities                                       (37,147)            612,126
                 Other, net                                                                   91,796              34,316
                                                                                ----------------------------------------
                 Total adjustments                                                         5,035,137           5,894,633
                                                                                ----------------------------------------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                            8,813,277           9,189,297
                                                                                ----------------------------------------
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Additions to properties                                                    (3,521,981)         (7,375,634)
               Payments to minority partners                                              (1,187,503)         (1,069,021)
                                                                                ----------------------------------------
                      NET CASH USED BY INVESTING ACTIVITIES                               (4,709,484)         (8,444,655)
                                                                                ----------------------------------------
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from notes payable                                                30,000,000          26,500,000
               Principal payments on notes payable                                       (50,500,000)        (23,000,000)
               Proceeds from mortgages payable                                            10,700,000                   -
               Principal payments on mortgages payable                                    (7,769,246)           (688,498)
               Proceeds from construction loans payable                                    2,800,000                   -
               Principal payments on construction loans payable                          (11,059,973)                  -
               Deferred interest on construction loans payable                                     -             208,314
               Deferred financing costs                                                      (18,472)             (4,825)
               Proceeds from exercise of share options                                       614,692             165,332
               Net proceeds from sale of common shares                                    28,584,817                   -
               Dividends paid                                                             (4,489,232)         (3,919,679)
                                                                                ----------------------------------------
                      NET CASH  USED  BY FINANCING ACTIVITIES                             (1,137,414)           (739,356)
                                                                                ----------------------------------------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,966,379               5,286

            CASH AND CASH EQUIVALENTS, beginning of period                                 2,602,202             109,686
                                                                                ----------------------------------------
            CASH AND CASH EQUIVALENTS, end of period                            $          5,568,581             114,972
                                                                                ========================================
            SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
               Conversion of subordinated debentures, net of deferred
                 financing costs                                                $            257,982           4,444,474
               Conversion of Operating Partnership Units                                     311,610             520,578
                                                                                ========================================
See accompanying notes to consolidated financial statements.


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

The Company has an equity interest in 39 operating shopping centers, 33 of which are wholly owned by the Company and six in which the Company has interests ranging from 50% to 93%, as well as other commercial properties. The Company also owns approximately 78 acres of undeveloped land parcels varying in size from three to thirty-one acres.

All of MART's interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership. Subject to certain conditions, units of partnership interest in the Operating Partnership ("Units") may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis. MART controls the Operating Partnership as the sole general partner, and owns approximately 85% of the Units at March 31, 2002.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. The financial statements have been prepared using the accounting policies described in the Company's 2001 annual report on Form 10-K. The consolidated balance sheets as of March 31, 2002, the consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and March 31, 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

Segment operating results are measured and assessed based on a performance measure known as Funds from Operations ("FFO"). FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses from sales of operating properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

                                                    MID-ATLANTIC REALTY TRUST
                                      Notes To Consolidated Financial Statements - Continued
                                                          (UNAUDITED)

Operating results for the segments are summarized as follows for the three month periods ended March 31, 2002 and March 31, 2001:




                                                              Three months ended March 31,
                                                     2002                                        2001
-----------------------------------------------------------------------------------------------------------------------
                                     Shopping          All                         Shopping        All
                                     Centers          Other           Total         Centers       Other         Total
-----------------------------------------------------------------------------------------------------------------------
Revenues                     $       15,338,670       556,878      15,895,548    14,726,785      519,303     15,246,088
Expenses, exclusive of
    depreciation and
    amortization of property
    and improvements                  8,138,186       208,281       8,346,467     8,177,793      212,894      8,390,687
Minority Interest                       846,247        18,225         864,472       917,248        9,784        927,032
                             ------------------------------------------------------------------------------------------
FFO                          $        6,354,237       330,372       6,684,609     5,631,744      296,625      5,928,369
                             ==========================================================================================

A reconciliation of FFO reported above to net earnings in the financial statements is summarized as follows:

                                        Three months ended March 31,
                                        2002                 2001
-----------------------------------------------------------------------
Operating results:
      FFO                     $          6,684,609          5,928,369
      Depreciation and
      amortization of
      property and
      improvements                       2,906,469          2,633,705
                              ---------------------------------------
Net earnings                  $          3,778,140          3,294,664
                              =======================================

                            MID-ATLANTIC REALTY TRUST
             Notes To Consolidated Financial Statements - Continued
                                   (UNAUDITED)

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:

                                                                                              Three months ended March 31,
                                                                                                2002               2001
                                                                                                ----               ----
Numerator:
     Net earnings                                                                             $  3,778,140        3,294,664
         Dividends on unvested restricted share awards                                             (62,519)         (70,082)
                                                                                              -----------------------------
     Numerator for basic earnings per share-earnings available to common shareholders            3,715,621        3,224,582
         Interest on subordinated debentures                                                        90,430          254,864
                                                                                              -----------------------------
     Numerator for diluted earnings per share-earnings available to common shareholders       $  3,806,051        3,479,446
                                                                                              =============================
Denominator: (1)
     Denominator for basic earnings per share--weighted average shares outstanding              15,427,779       13,679,638
     Effect of dilutive securities:
         Debentures                                                                                445,291        1,187,661
         Unvested portion of restricted share awards and share options                             114,720           72,090
                                                                                              -----------------------------
     Denominator for diluted earnings per share--adjusted weighted and average shares           15,987,790       14,939,389
                                                                                              =============================

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive. At March 31, 2002, the convertible subordinated debentures, if converted, would produce an additional 430,857 shares and the Units, if exchanged, would produce an additional 3,008,532 shares.


Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003. Interest on the debentures is paid semi-annually on March 15 and September 15. The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at March 31, 2002, of $4,524,000, if fully converted, would produce an additional 430,857 shares. The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest. The debentures are subordinate to all mortgages payable.


Sale of Common Shares of Beneficial Interest

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share. The net proceeds of the sale of approximately $28,585,000 were used to repay one mortgage loan and pay down the line of credit. On April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters' over-allotment option. The net proceeds of this sale of approximately $4,298,000 were also used to pay down the line of credit.

Part I. FINANCIAL INFORMATION
ITEM 2.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
                Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company's business segments for the three month periods ended March 31, 2002 and March 31, 2001.
     Management believes that a segment analysis provides the most effective means of understanding the business. Segment data are reported using the accounting policies followed by the Company for internal reporting to management. These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties. Information related to shopping center acquisitions and developments/redevelopments completed during 2002 and 2001 is summarized in the following table:

                                        Transacting or
Property                                Opening Date
------------------------------------------------------
Acquisitions
------------
Pottstown Plaza Shopping Center         October 2001

Development/Redevelopment
-------------------------
Waverly Woods Shopping Center           March 2001
Security Square Shopping Center         February 2001

Comparison of three months ended March 31, 2002 to three months ended March 31, 2001:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

                                                                                Three months ended March 31,
                                                                                   2002            2001
                                                                                   ----            ----
Revenues                                                                         $  15,339         14,727
Operating and interest expenses, exclusive of depreciation and amortization          8,138          8,178
Depreciation and amortization                                                        2,789          2,521
Minority interest                                                                      846            917
                                                                                 ------------------------
Earnings from operations                                                         $   3,566          3,111
                                                                                 ========================

     Revenues from shopping centers increased by $612,000 in 2002 due primarily to the operations of the property acquired in 2001 and development/redevelopment projects opened in 2001, $1,038,000. This increase was partially offset by the effects of redevelopment at Smoketown Plaza Shopping Center, $131,000, and other net rental and occupancy changes $295,000.

     Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties decreased by $40,000 in 2002. Increases in operating expenses, due primarily to the operations of property acquired in 2001 and development/redevelopment projects opened in 2001, $628,000, were offset by a decrease in interest expense due to lower rates on variable rate debt and the effects of debt refinancings and retirements. Depreciation and amortization expense increased by $268,000 in 2002 due primarily to the acquisitions and development/redevelopment projects referred to above.

                            MID-ATLANTIC REALTY TRUST
                      Management's Discussion And Analysis
          Of Financial Condition And Results Of Operations - Continued

All Other Properties

Operating results are summarized as follows (in thousands):

                                                                                            Three months ended March 31,
                                                                                               2002               2001
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                                               $         557              519
Operating and interest expenses, exclusive of depreciation and amortization                      208              213
Depreciation and amortization                                                                    118              113
Minority interest                                                                                 18               10
                                                                                       ------------------------------
Earnings from operations                                                               $         213              183
                                                                                       ==============================

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations ("FFO"). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP. FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company's FFO may not be comparable to the FFO of other REIT's because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $6,685,000 and $5,928,000 for the three months ended March 31, 2002 and 2001, respectively. The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

Liquidity and Capital Resources

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share. The net proceeds of the sale of approximately $28,585,000 were used to repay one mortgage loan and pay down the line of credit. On April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters' over-allotment option. The net proceeds of this sale of approximately $4,298,000 were also used to pay down the line of credit.

     The Company had cash and cash equivalents of $5,568,581 at March 31, 2002.

     Net cash provided by operating activities was $8,813,000 and $9,189,000 for the three months ended March 31, 2002 and 2001, respectively. The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

     Net cash used by investing activities decreased by $3,736,000 to $4,709,000 in 2002 from $8,445,000 in 2001. The decrease was due primarily to lower levels of development/redevelopment activity in 2002.

     Net cash used by financing activities increased by $398,000 to $1,137,000 in 2002 from $739,000 in 2001. The increase was primarily a result of higher levels of net debt principal pay downs of $28,849,000, and an increase in dividends paid of $570,000, partly offset by the proceeds from sale of common shares of $28,585,000 and an increase in proceeds from exercise of share options of $449,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk- There have been no material changes in the Company's market risk information since December 31, 2001, except that variable rate debt outstanding decreased from $57,998,000 at December 31, 2001 to $29,298,000 at March 31, 2002.

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


                            MID-ATLANTIC REALTY TRUST

                             Summary Financial Data
              (in thousands, except share data and per share data)

                                                          Three months ended March 31,
                                                         ------------------------------
                                                            2002              2001
                                                         ------------------------------
  Revenues                                               $     15,896            15,246
                                                         ------------------------------

  Net earnings                                           $      3,778             3,295
                                                         ------------------------------
                                                         ------------------------------
  Net earnings per share - basic                         $       0.24              0.24
                                                         ------------------------------
                                                         ------------------------------
  Net earnings per share - diluted                       $       0.24              0.23
                                                         ------------------------------
  Total assets                                           $    392,000           374,195
  Indebtedness -
     Total mortgages, convertible debentures,
       construction loans, notes and loans payable            215,852           231,482
                                                         ------------------------------
  Funds from Operations (FFO) - (1)                      $      6,685             5,928
                                                         ------------------------------
  Net cash flow:
     Provided by operating activities                    $      8,813             9,189
     Used by investing activities                        $     (4,709)           (8,445)
     Used by financing activities                        $     (1,137)             (739)
                                                         ------------------------------
  Cash dividends paid per share                          $     0.2950            0.2825
                                                         ------------------------------
  Weighted average number of shares outstanding - EPS:
     Basic                                                 15,427,779        13,679,638
     Diluted                                               15,987,790        14,939,389
                                                         ------------------------------

  RECONCILIATION OF NET EARNINGS TO FFO

  Net earnings                                           $      3,778            3,294
  Depreciation and amortization                                 2,907            2,634
                                                         -----------------------------
  FFO                                                    $      6,685            5,928
                                                         -----------------------------

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

Item 6.  Exhibits and Reports on Form 8-K

          (b) Form 8-K filed April 30, 2002 reporting selected financial information under Items 7 and 9.

                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  MID-ATLANTIC REALTY TRUST AND
                                  SUBSIDIARIES
                                  (Registrant)



Date:    04/30/02                 /s/ F. Patrick Hughes
     ------------------------     ----------------------------------------
                                  F. Patrick Hughes
                                  President and Chief Executive Officer







Date:    04/30/02                 /s/ Deborah R. Cheek
     ------------------------     ----------------------------------------
                                  Deborah R. Cheek
                                  Controller