Form 10-Q/A
period 2002-03-31
MID ATLANTIC REALTY TRUST
filed 2002-05-01
CIK 909298

FORM 10-Q/A
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A



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

This 10-Q/A is being filed to correct a typographical error in Part I, Item 1 in the Consolidated Statements of Operations (Unaudited) under the caption "Minimum Rents" for the three months ended March 31, 2002.

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

                                       3



                   MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (UNAUDITED)
                                                           Three months ended March 31,
                                                             2002               2001
------------------------------------------------------------------------------------------
REVENUES:
    Minimum rents                                      $    12,710,274          12,243,276
    Percentage rents                                           356,732             335,841
    Tenant recoveries                                        2,653,081           2,451,465
    Other                                                      175,461             215,506
                                                       -----------------------------------
                                                            15,895,548          15,246,088
                                                       -----------------------------------
EXPENSES:
    Interest                                                 4,194,271           4,356,003
    Depreciation and amortization
     of property and improvements                            2,906,469           2,633,705
    Operating                                                3,433,282           3,223,968
    General and administrative                                 718,914             810,716
                                                       -----------------------------------
                                                            11,252,936          11,024,392
                                                       -----------------------------------
EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST            4,642,612           4,221,696
                                                       -----------------------------------
Minority interest                                             (864,472)           (927,032)
                                                       -----------------------------------
NET EARNINGS                                           $     3,778,140           3,294,664
                                                       ===================================
                                                       -----------------------------------
NET EARNINGS PER SHARE - BASIC                         $          0.24                0.24
                                                       ===================================
                                                       -----------------------------------
NET EARNINGS PER SHARE - DILUTED                       $          0.24                0.23
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