Form 10-Q
period 2002-06-30
MID ATLANTIC REALTY TRUST
filed 2002-07-29
CIK 909298

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002

or

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file Number    1-12286

Mid-Atlantic Realty Trust

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1832411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

170 West Ridgely Road, Suite 300 - Lutherville, Maryland	21093
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(410) 684-2000

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

☒  Yes     ☐  No

17,775,872 Common Shares were outstanding as of July 25, 2002.

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

Item 2.                                                           MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                Item 3.                    DEFAULTS UPON SENIOR SECURITIES

                Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Item 5.                    OTHER INFORMATION

                Item 6.                    EXHIBITS AND REPORTS ON FORM 8-K

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	June 30, 2002	December 31, 2001
	(UNAUDITED)
ASSETS

Properties:
Operating properties	$455,732,682	441,313,588
Less accumulated depreciation and amortization	87,297,768	81,465,520
	368,434,914	359,848,068
Properties in development	11,072,461	16,010,962
Properties held for development or sale	3,288,171	3,288,171
	382,795,546	379,147,201

Cash and cash equivalents	2,830,730	2,602,202
Notes and accounts receivable - tenants and other	1,804,381	2,304,973
Prepaid expenses and deposits	1,679,357	3,270,013
Deferred financing costs, net	2,050,171	2,239,174
	$391,160,185	389,563,563

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$6,539,510	9,269,339
Notes payable	32,000,000	42,500,000
Construction loans payable	16,110,542	24,387,289
Mortgages payable	161,614,702	170,270,077
Convertible subordinated debentures	2,784,000	4,784,000
Deferred income	137,671	938,596
	219,186,425	252,149,301

Minority interest in consolidated joint ventures	32,338,194	32,819,374

Shareholders' equity:
Preferred shares of beneficial interest, $.01 par value, authorized 2,000,000 shares, issued and outstanding, none	-	-
Common shares of beneficial interest, $.01 par value, authorized 100,000,000 shares, issued and outstanding 17,772,063 and 15,103,221 shares, respectively	177,721	151,032
Additional paid-in capital	174,728,591	138,267,358
Distributions in excess of accumulated earnings	(35,270,746)	(33,823,502)
	139,635,566	104,594,888

	$391,160,185	389,563,563

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

REVENUES:
Minimum rents	$13,952,481	12,366,616	26,662,755	24,609,892
Percentage rents	341,844	256,875	698,576	592,716
Tenant recoveries	2,841,853	2,518,903	5,494,934	4,970,368
Other	76,768	129,203	252,229	212,461
	17,212,946	15,271,597	33,108,494	30,385,437

EXPENSES:
Interest	4,124,453	4,362,712	8,318,724	8,718,715
Depreciation and amortization of property and improvements	2,982,990	2,741,217	5,889,459	5,374,922
Operating	3,584,921	3,288,164	7,018,203	6,379,884
General and administrative	974,482	729,315	1,693,396	1,540,031
	11,666,846	11,121,408	22,919,782	22,013,552

EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST	5,546,100	4,150,189	10,188,712	8,371,885

Minority Interest	(934,643)	(888,729)	(1,799,115)	(1,815,761)

EARNINGS BEFORE EXTRAORDINARY LOSS	4,611,457	3,261,460	8,389,597	6,556,124

Extraordinary loss from early extinguishment of debt	(108,953)	-	(108,953)	-

NET EARNINGS	$4,502,504	3,261,460	8,280,644	6,556,124

NET EARNINGS PER SHARE - BASIC:
Earnings before extraordinary loss	$0.26	0.22	0.50	0.46
Extraordinary loss from early extinguishment of debt	(0.01)	-	(0.01)	-
Net earnings	$0.25	0.22	0.49	0.46

NET EARNINGS PER SHARE - DILUTED:
Earnings before extraordinary loss	$0.26	0.22	0.50	0.45
Extraordinary loss from early extinguishment of debt	(0.01)	-	(0.01)	-
Net earnings	$0.25	0.22	0.49	0.45

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(UNAUDITED)

	Six months ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,280,644	6,556,124
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extraordinary loss from early extinguishment of debt	108,953	-
Depreciation and amortization	5,889,459	5,374,922
Minority interest in earnings	1,799,115	1,815,761
Amortization of deferred financing costs	295,422	257,010
Changes in operating assets and liabilities:
Decrease in assets	2,091,248	2,263,527
Increase (decrease) in liabilities	(3,530,754)	75,624
Other, net	173,715	101,284
Total adjustments	6,827,158	9,888,128
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,107,802	16,444,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(9,178,198)	(9,838,518)
Payments to minority partners	(2,221,627)	(1,791,459)
NET CASH USED BY INVESTING ACTIVITIES	(11,399,825)	(11,629,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	49,500,000	46,000,000
Principal payments on notes payable	(60,000,000)	(39,000,000)
Proceeds from mortgages payable	10,700,000	-
Principal payments on mortgages payable	(19,464,328)	(1,377,210)
Proceeds from construction loans payable	2,868,477	-
Principal payments on construction loans payable	(11,145,224)	-
Deferred interest on construction loans payable	-	320,117
Deferred financing costs	(100,157)	(106,511)
Proceeds from exercise of share options	1,045,568	304,268
Net proceeds from sale of common shares	32,844,103	-
Dividends paid	(9,727,888)	(8,065,604)
NET CASH USED BY FINANCING ACTIVITIES	(3,479,449)	(1,924,940)

NET INCREASE IN CASH AND CASH EQUIVALENTS	228,528	2,889,335

CASH AND CASH EQUIVALENTS, beginning of period	2,602,202	109,686

CASH AND CASH EQUIVALENTS, end of period	$2,830,730	2,999,021

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of subordinated debentures, net of deferred financing costs	$1,985,397	8,077,255
Conversion of Operating Partnership Units	340,280	520,578
Additional Operating Partnership Units issued	281,612	-

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST

Notes To Consolidated Financial Statements

(UNAUDITED)

Organization

Mid-Atlantic Realty Trust was incorporated June 29, 1993, and commenced operations effective with the completion of its initial public share offering on September 11, 1993.  Mid-Atlantic Realty Trust qualifies as a real estate investment trust (“REIT”) for Federal income tax purposes. As used herein, the term “MART” or the “Company” refers to Mid-Atlantic Realty Trust and entities owned or controlled by MART, including MART Limited Partnership (the “Operating Partnership”).

Description of Business

The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States of America.

     The Company has an equity interest in 40 operating shopping centers, 34 of which are wholly owned by the Company and six in which the Company has interests ranging from 50% to 93%, as well as other commercial properties.  The Company also owns approximately 78 acres of undeveloped land parcels varying in size from three to thirty-one acres.

     All of MART’s interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership.  Subject to certain conditions, units of partnership interest in the Operating Partnership (“Units”) may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis.  MART controls the Operating Partnership as the sole general partner, and owns approximately 85% of the Units at June 30, 2002.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.  The financial statements have been prepared using the accounting policies described in the Company’s 2001 annual report on Form 10-K.  The consolidated balance sheets as of June 30, 2002, the consolidated statements of operations for the three and six month periods ended June 30, 2002 and June 30, 2001 and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included.   The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

Segment Information

The Company’s only reportable segment is Shopping Centers.  This segment includes the operation and management of shopping center properties, and revenues are derived primarily from rents and services to tenants.  These properties are managed separately from the other property types owned by the Company because they require different operating strategies and management expertise.

     Segment operating results are measured and assessed based on a performance measure known as Funds from Operations (“FFO”).  FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses from sales of operating properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Operating results for the segments are summarized as follows for the three month periods ended June 30, 2002 and June 30, 2001:

	Three months ended June 30,
	2002			2001
	Shopping	All		Shopping	All
	Centers	Other	Total	Centers	Other	Total
Revenues	$16,599,256	613,690	17,212,946	14,704,321	567,276	15,271,597

Expenses, exclusive of depreciation and amortization of property and improvements	8,453,868	229,988	8,683,856	8,154,394	225,797	8,380,191
Minority Interest	916,264	18,379	934,643	879,425	9,304	888,729
FFO	$7,229,124	365,323	7,594,447	5,670,502	332,175	6,002,677

A reconciliation of FFO reported above to net earnings in the financial statements is summarized as follows:

	Three months ended June 30,
	2002	2001
Operating results:
FFO	$7,594,447	6,002,677
Depreciation and amortization of property and improvements	2,982,990	2,741,217

Earnings from operations	$4,611,457	3,261,460

Operating results for the segments are summarized as follows for the six month periods ended June 30, 2002 and June 30, 2001:

	Six months ended June 30,
	2002			2001
	Shopping	All		Shopping	All
	Centers	Other	Total	Centers	Other	Total
Revenues	$31,937,926	1,170,568	33,108,494	29,298,858	1,086,579	30,385,437

Expenses, exclusive of depreciation and amortization of property and improvements	16,592,054	438,269	17,030,323	16,199,939	438,691	16,638,630
Minority Interest	1,762,511	36,604	1,799,115	1,796,673	19,088	1,815,761
FFO	$13,583,361	695,695	14,279,056	11,302,246	628,800	11,931,046

A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:

	Six months ended June 30,
	2002	2001
Operating results:
FFO	$14,279,056	11,931,046
Depreciation and amortization of property and improvements	5,889,459	5,374,922
Earnings from operations	$8,389,597	6,556,124

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all dilutive potential common shares outstanding during the period.  The dilutive effects of convertible securities are computed using the “if-converted” method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested shares issued under share-based compensation plans) are computed using the “treasury stock” method.

The following table sets forth information relating to the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Numerator:
Earnings before extraordinary loss	$4,611,457	3,261,460	8,389,597	6,556,124
Dividends on unvested restricted share awards	(61,451)	(70,680)	(123,971)	(140,762)
Numerator for basic earnings per share—earnings available to common shareholders	4,550,006	3,190,780	8,265,626	6,415,362
Interest on subordinated debentures	51,224	87,923	141,654	342,787
Numerator for diluted earnings per share—earnings available to common shareholders	$4,601,230	3,278,703	8,407,280	6,758,149

Denominator: (1)
Denominator for basic earnings per share—weighted average shares outstanding	17,501,026	14,214,916	16,470,129	13,948,758
Effect of dilutive securities:
Debentures	290,637	669,431	367,537	927,113
Unvested portion of restricted share awards and share options	93,448	87,732	88,404	91,940
Denominator for diluted earnings per share—adjusted weighted average shares	17,885,111	14,972,079	16,926,070	14,967,811

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive.  At June 30, 2002, the convertible subordinated debentures, if converted, would produce an additional 265,143 shares and the Units, if exchanged, would produce an additional 3,020,776 shares.

Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003.  Interest on the debentures is paid semi-annually on March 15 and September 15.  The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at June 30, 2002, of $2,784,000, if fully converted, would produce an additional 265,143 shares.  The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest.  The debentures are subordinate to all mortgages payable.

Sale of Common Shares of Beneficial Interest

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share and on April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters’ over-allotment option.  The net proceeds of the sales of approximately $32,844,000 were used to repay two mortgage loans and pay down the line of credit.

New Financial Accounting Standards Not Yet Adopted

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishment of debt.

SFAS No. 145 is effective on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  Upon adoption, the Company will reclassify any extraordinary gains and losses from extinguishment of debt to continuing operations.  The Company will adopt the provisions relating to the rescission of SFAS No. 4 in the first quarter of 2003.

Part I. FINANCIAL INFORMATION

ITEM 2.

MID-ATLANTIC REALTY TRUST

Management’s Discussion And Analysis

Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company’s business segments for the three and six month periods ended June 30, 2002 and June 30, 2001.

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

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties.  Information related to shopping center acquisitions and developments/redevelopments completed during 2002 and 2001 is summarized in the following table:

Transaction or
Property	Opening Date

Acquisition

Pottstown Plaza Shopping Center	October 2001

Development/Redevelopment

Perry Hall Super Fresh Shopping Center	April 2002
Waverly Woods Shopping Center	March 2001
Security Square Shopping Center	February 2001

Comparison of three months ended June 30, 2002 to three months ended June 30, 2001:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Three months ended June 30,
	2002	2001
Revenues	$16,599	14,704
Operating and interest expenses, exclusive of depreciation and amortization	8,454	8,154
Depreciation and amortization	2,863	2,625
Minority interest	916	879
Earnings from operations	$4,366	3,046

     Revenues from shopping centers increased by $1,895,000 in 2002 due primarily to the operations of the property acquired in 2001 and development/redevelopment projects opened in 2001 and 2002, $820,000, higher termination fees from former tenants, $639,000, and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $300,000 in 2002.  Increases in operating expenses, due primarily to the operations of the property acquired in 2001 and development/redevelopment projects opened in 2001 and 2002, $438,000, were partially offset by a decrease in interest expense due to lower rates on variable rate debt and the effects of debt refinancings and retirements ($364,000).  Depreciation and amortization expense increased by $238,000 in 2002 due primarily to the acquisition and development/redevelopment projects referred to above.

All Other Properties

Operating results are summarized as follows (in thousands):

	Three months ended June 30,
	2002	2001
Revenues	$614	567
Operating and interest expenses, exclusive of depreciation and amortization	230	226
Depreciation and amortization	120	116
Minority interest	19	9
Earnings from operations	$245	216

Comparison of six months ended June 30, 2002 to six months ended June 30, 2001:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Six months ended June 30,
	2002	2001
Revenues	$31,938	29,299
Operating and interest expenses, exclusive of depreciation and amortization	16,592	16,200
Depreciation and amortization	5,652	5,146
Minority interest	1,762	1,797
Earnings from operations	$7,932	6,156

     Revenues from shopping centers increased by $2,639,000 in 2002 due primarily to the operations of the property acquired in 2001 and development/redevelopment projects opened in 2001 and 2002, $1,880,000, higher termination fees from former tenants, $760,000, and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $392,000 in 2002.  Increases in operating expenses, due primarily to the operations of the property acquired in 2001 and development/redevelopment projects opened in 2001 and 2002, $1,066,000, were partially offset by a decrease in interest expense due to lower rates on variable rate debt and the effects of debt refinancings and retirements ($691,000). Depreciation and amortization expense increased by $506,000 in 2002 due primarily to the acquisition and development/redevelopment projects referred to above.

All Other Properties

Operating results are summarized as follows (in thousands):

	Six months ended June 30,
	2002	2001
Revenues	$1,171	1,086
Operating and interest expenses, exclusive of depreciation and amortization	438	439
Depreciation and amortization	238	228
Minority interest	37	19
Earnings from operations	$458	400

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations (“FFO”). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO does not represent cash flows from operations as defined by GAAP.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.  The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $14,279,000 and $11,931,000 for the six months ended June 30, 2002 and 2001, respectively.  The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

Liquidity and Capital Resources

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share and on April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters’ over-allotment option.  The net proceeds of the sales of approximately $32,844,000 were used to repay two mortgage loans and pay down the line of credit.

The Company had cash and cash equivalents of  $2,830,730 at June 30, 2002.

Net cash provided by operating activities was $15,108,000 and $16,444,000 for the six months ended June 30, 2002 and 2001, respectively.  The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results.  The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

Net cash used by investing activities decreased by $230,000 to $11,400,000 in 2002 from $11,630,000 in 2001.  The decrease was due primarily to lower levels of development/redevelopment activity in 2002.

Net cash used by financing activities increased by $1,554,000 to $3,479,000 in 2002 from $1,925,000 in 2001.  The increase was primarily a result of net debt principal pay downs of $27,432,000 in 2002 compared to net debt issuances of $5,943,000 in 2001, and an increase in dividends paid of $1,662,000 due to increases in the number of common shares outstanding and the dividend per share, partly offset by the proceeds from sale of common shares of $32,844,000 and an increase in proceeds from exercise of share options of $741,000.

Cautionary Disclosure Relating to Forward Looking Statements

Statements made in this document include forward looking statements under the federal securities laws.  Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward looking statements.  While these statements reflect the Company’s good faith beliefs based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, and should not be relied upon as predictions of future events.  Factors which could impact future results include (among other things) general economic conditions, local real estate conditions, oversupply of available space, financial condition of tenants, timely ability to lease or re-lease space upon favorable economic terms, agreements with anchor tenants, interest rates, availability of financing, competitive factors, and similar considerations.  The Company disclaims any obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.  For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk- There have been no material changes in the Company’s market risk information since December 31, 2001, except that variable rate debt outstanding decreased from $57,998,000 at December 31, 2001 to $39,367,000 at June 30, 2002.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings - In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings pending against the Company.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders — The annual meeting of Shareholders was held on May 10, 2002.  Elected to serve as trustees for the following year and until the election and qualification of their successors were:  David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman and Daniel S. Stone.

Matter Voted Upon	For	Against	Withheld

a. Election of Trustees:
David F. Benson	15,600,768	—	61,414
Marc P. Blum	15,538,259	—	123,923
Robert A. Frank	15,602,486	—	59,696
LeRoy E. Hoffberger	15,596,257	—	65,925
F. Patrick Hughes	15,600,268	—	61,914
M. Ronald Lipman	15,599,868	—	62,314
Daniel S. Stone	15,593,693	—	68,489

b. Proposal to approve the appointment of KPMG LLP as the independent certified public accountants of MART for the fiscal year ending December 31, 2002:	15,600,154	26,467	35,561

Because the matters voted upon at the meeting required the approval of a majority of the votes cast at the meeting, votes withheld, abstentions, and broker non-votes had no effect upon the ultimate outcome of the vote.

Item 5.  Other Information —

Summary Financial Data

The following sets forth summary financial data which has been prepared by the Company without audit.  Management believes the following data should be used as a supplement to the historical statements of operations.  The data should be read in conjunction with the historical financial statements and the notes thereto.

MID-ATLANTIC REALTY TRUST

Summary Financial Data

(In thousands, except share data and per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues	$17,213	15,272	33,109	30,385

Net earnings	$4,502	3,262	8,281	6,556

NET EARNINGS PER SHARE - BASIC:
Earnings before extraordinary loss	$0.26	0.22	0.50	0.46
Extraordinary loss from early extinguishment of debt	(0.01)	-	(0.01)	-
Net earnings	$0.25	0.22	0.49	0.46

NET EARNINGS PER SHARE - DILUTED:
Earnings before extraordinary loss	$0.26	0.22	0.50	0.45
Extraordinary loss from early extinguishment of debt	(0.01)	-	(0.01)	-
Net earnings	$0.25	0.22	0.49	0.45

Total assets			$391,160	376,102

Indebtedness -
Total mortgages, convertible debentures, construction loans, notes and loans payable			$212,509	230,730

Funds from Operations (FFO) - (1)	$7,594	6,003	14,279	11,931

Net cash flow:
Provided by operating activities	$6,295	7,046	15,108	16,444
Used in investing activities	$(6,691)	(3,185)	(11,400)	(11,630)
Used by financing activities	$(2,342)	(977)	(3,479)	(1,925)

Cash dividends paid per share	$0.2950	0.2825	0.5900	0.5650

Weighted average number of shares outstanding - EPS:
Basic	17,501,026	14,214,916	16,470,129	13,948,758
Diluted	17,885,111	14,972,079	16,926,070	14,967,811

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings	$4,502	3,262	8,281	6,556
Depreciation	2,983	2,741	5,889	5,375
Extraordinary loss from early extinguishment of debt	109	-	109	-
FFO	$7,594	6,003	14,279	11,931

(1) The Company believes that Funds from Operations (FFO) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America (GAAP).  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

Item 6.  Exhibits and Reports on Form 8-K

                (b) Form 8-K filed July 29, 2002 reporting selected financial information under Items 7 and 9.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
(Registrant)

Date:	07/29/02	/s/ F. Patrick Hughes
F. Patrick Hughes
President and Chief Executive Officer

Date:	07/29/02	/s/ Deborah R. Cheek
Deborah R. Cheek
Controller