Form 10-Q
period 2002-09-30
MID ATLANTIC REALTY TRUST
filed 2002-10-28
CIK 909298

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file Number 1-12286

Mid-Atlantic Realty Trust

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1832411
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

170 West Ridgely Road, Suite 210 - Lutherville, Maryland	21093
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(410) 684-2000

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

☒ Yes ☐ No

17,802,661 Common Shares were outstanding as of October 18, 2002.

MID-ATLANTIC REALTY TRUST

AND SUBSIDIARIES

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	September 30, 2002	December 31, 2001
	(UNAUDITED)
ASSETS

Properties:
Operating properties	$482,884,067	441,313,588
Less accumulated depreciation and amortization	88,709,145	81,465,520
	394,174,922	359,848,068
Properties in development	12,849,871	16,010,962
Properties held for development or sale	3,288,171	3,288,171
	410,312,964	379,147,201

Cash and cash equivalents	3,855,816	2,602,202
Notes and accounts receivable — tenants and other	3,790,348	2,304,973
Prepaid expenses and deposits	4,385,460	3,270,013
Deferred financing costs, net	2,070,560	2,239,174
	$424,415,148	389,563,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$9,671,154	9,269,339
Notes payable	46,000,000	42,500,000
Construction loans payable	19,035,435	24,387,289
Mortgages payable	174,325,999	170,270,077
Convertible subordinated debentures	2,734,000	4,784,000
Deferred income	138,385	938,596
	251,904,973	252,149,301

Minority interest in consolidated joint ventures	32,482,344	32,819,374

Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value, authorized
2,000,000 shares, issued and outstanding, none	—	—
Common shares of beneficial interest, $.01 par value, authorized
100,000,000 shares, issued and outstanding 17,788,852 and 15,103,221 shares, respectively	177,789	151,032
Additional paid-in capital	174,911,140	138,267,358
Distributions in excess of accumulated earnings	(35,061,098)	(33,823,502)
	140,027,831	104,594,888

	$424,415,148	389,563,563

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

REVENUES:
Minimum rents	$14,304,226	12,981,592	40,966,981	37,591,484
Percentage rents	399,292	407,333	1,097,868	1,000,049
Tenant recoveries	2,762,055	2,320,152	8,256,989	7,290,520
Other	69,285	47,853	321,514	392,562
	17,534,858	15,756,930	50,643,352	46,274,615

EXPENSES:
Interest	4,001,597	4,302,837	12,320,321	13,021,552
Depreciation and amortization
of property and improvements	2,754,923	3,048,566	8,644,382	8,423,488
Operating	3,472,237	2,868,473	10,490,440	9,380,605
General and administrative	743,651	785,924	2,437,047	2,325,955
	10,972,408	11,005,800	33,892,190	33,151,600

EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST	6,562,450	4,751,130	16,751,162	13,123,015

Minority Interest	(1,108,039)	(1,009,554)	(2,907,154)	(2,825,315)

EARNINGS BEFORE EXTRAORDINARY LOSS	5,454,411	3,741,576	13,844,008	10,297,700

Extraordinary loss from early extinguishment of debt	—	—	(108,953)	—

NET EARNINGS	$5,454,411	3,741,576	13,735,055	10,297,700

NET EARNINGS PER SHARE — BASIC:
Earnings before extraordinary loss	$0.31	0.25	0.81	0.71
Extraordinary loss from early extinguishment of debt	—	—	(0.01)	—
Net earnings	$0.31	0.25	0.80	0.71

NET EARNINGS PER SHARE — DILUTED:
Earnings before extraordinary loss	$0.30	0.25	0.80	0.70
Extraordinary loss from early extinguishment of debt	—	—	(0.01)	—
Net earnings	$0.30	0.25	0.79	0.70

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(UNAUDITED)

	Nine months ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,735,055	10,297,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extraordinary loss from early extinguishment of debt	108,953	—
Depreciation and amortization	8,644,382	8,423,488
Minority interest in earnings	2,907,154	2,825,315
Amortization of deferred financing costs	444,786	397,826
Changes in operating assets and liabilities:
Increase in assets	(2,600,822)	(2,641,565)
Increase (decrease) in liabilities	(398,396)	1,231,827
Other, net	248,663	216,507
Total adjustments	9,354,720	10,453,398
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,089,775	20,751,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(26,008,969)	(11,808,868)
Payments to minority partners	(3,185,516)	(2,832,771)
NET CASH USED BY INVESTING ACTIVITIES	(29,194,485)	(14,641,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	123,500,000	74,000,000
Principal payments on notes payable	(120,000,000)	(69,000,000)
Proceeds from mortgages payable	10,700,000	—
Principal payments on mortgages payable	(20,153,622)	(3,649,596)
Proceeds from construction loans payable	5,880,172	5,708,170
Principal payments on construction loans payable	(11,232,026)	—
Deferred interest on construction loans payable	—	391,919
Deferred financing costs	(257,247)	(254,949)
Proceeds from exercise of share options	1,060,568	509,099
Net proceeds from sale of common shares	32,835,900	—
Shares repurchased	(2,770)	—
Dividends paid	(14,972,651)	(12,219,094)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	7,358,324	(4,514,451)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,253,614	1,595,008

CASH AND CASH EQUIVALENTS, beginning of period	2,602,202	109,686

CASH AND CASH EQUIVALENTS, end of period	$3,855,816	1,704,694

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of subordinated debentures, net of deferred financing costs	$2,035,124	8,111,886
Mortgage payable assumed	13,400,591	—
Conversion of Operating Partnership Units	340,280	683,537
Additional Operating Partnership Units issued	281,612	—

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

     The Company has an equity interest in 41 operating shopping centers, 35 of which are wholly owned by the Company and six in which the Company has interests ranging from 50% to 93%, as well as other commercial properties.  The Company also owns approximately 78 acres of undeveloped land parcels varying in size from three to thirty-one acres.

     All of MART’s interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership.  Subject to certain conditions, units of partnership interest in the Operating Partnership (“Units”) may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis.  MART controls the Operating Partnership as the sole general partner, and owns approximately 85% of the Units at September 30, 2002.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.  The consolidated balance sheets as of September 30, 2002, the consolidated statements of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001 and the consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included.   The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

                The financial statements have been prepared using the accounting policies described in the Company’s 2001 annual report on Form 10-K except that, effective July 1, 2002, the Company began recognizing estimated collectible minimum rent revenues under tenant leases that provide for varying rents over their terms on a straight-line basis in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” as amended.   The effect of the change on the financial statements was immaterial.

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

Operating results for the segments are summarized as follows for the three month periods ended September 30, 2002 and September 30, 2001:

	Three months ended September 30,
	2002			2001
	Shopping	All		Shopping	All
	Centers	Other	Total	Centers	Other	Total
Revenues	$16,932,669	602,189	17,534,858	15,235,556	521,374	15,756,930

Expenses, exclusive of depreciation and amortization of property and improvements	7,976,196	241,289	8,217,485	7,747,757	209,477	7,957,234
Minority Interest	1,088,867	19,172	1,108,039	996,565	12,989	1,009,554
FFO	$7,867,606	341,728	8,209,334	6,491,234	298,908	6,790,142

A reconciliation of FFO reported above to net earnings in the financial statements is summarized as follows:

	Three months ended September 30,
	2002	2001
Operating results:
FFO	$8,209,334	6,790,142
Depreciation and amortization of property and improvements	2,754,923	3,048,566

Earnings from operations	$5,454,411	3,741,576

Operating results for the segments are summarized as follows for the nine month periods ended September 30, 2002 and September 30, 2001:

	Nine months ended September 30,
	2002			2001
	Shopping	All		Shopping	All
	Centers	Other	Total	Centers	Other	Total
Revenues	$48,870,595	1,772,757	50,643,352	44,666,662	1,607,953	46,274,615

Expenses, exclusive of depreciation and amortization of property and improvements	24,568,250	679,558	25,247,808	24,079,944	648,168	24,728,112
Minority Interest	2,851,378	55,776	2,907,154	2,793,238	32,077	2,825,315
FFO	$21,450,967	1,037,423	22,488,390	17,793,480	927,708	18,721,188

A reconciliation of FFO reported above to earnings from operations in the financial statements is summarized as follows:

	Nine months ended September 30,
	2002	2001
Operating results:
FFO	$22,488,390	18,721,188
Depreciation and amortization of property and improvements	8,644,382	8,423,488
Earnings from operations	$13,844,008	10,297,700

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Earnings before extraordinary loss	$5,454,411	3,741,576	13,844,008	10,297,700
Dividends on unvested restricted share awards	(61,451)	(70,680)	(185,422)	(211,443)
Numerator for basic earnings per share—earnings available to common shareholders	5,392,960	3,670,896	13,658,586	10,086,257
Interest on subordinated debentures	54,082	98,398	195,737	441,185
Numerator for diluted earnings per share—earnings available to common shareholders	$5,447,042	3,769,294	13,854,323	10,527,442

Denominator:(1)
Denominator for basic earnings per share—weighted average shares outstanding	17,565,284	14,450,624	16,840,220	14,114,120
Effect of dilutive securities:
Debentures	264,069	464,273	331,820	771,139
Unvested portion of restricted share awards and share options	96,226	102,443	91,704	92,542
Denominator for diluted earnings per share—adjusted weighted average shares	17,925,579	15,017,340	17,263,744	14,977,801

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive.  At September 30, 2002, the convertible subordinated debentures, if converted, would produce an additional 260,381 shares and the Units, if exchanged, would produce an additional 3,020,776 shares.

Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003.  Interest on the debentures is paid semi-annually on March 15 and September 15.  The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at September 30, 2002, of $2,734,000, if fully converted, would produce an additional 260,381 shares.  The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest.  The debentures are subordinate to all mortgages payable.

Sale of Common Shares of Beneficial Interest

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share and on April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters’ over-allotment option.  The net proceeds of the sales of approximately $32,836,000 were used to repay two mortgage loans and pay down the line of credit.

Part I. FINANCIAL INFORMATION

ITEM 2.

MID-ATLANTIC REALTY TRUST

Management’s Discussion And Analysis

Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company’s business segments for the three and nine month periods ended September 30, 2002 and September 30, 2001.

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

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties.  Information related to shopping center acquisitions and developments/redevelopments completed during 2002 and 2001 is summarized in the following table:

Transaction or
Property	Opening Date

Acquisitions

Greenbrier Shopping Center	August 2002
Pottstown Plaza Shopping Center	October 2001

Development/Redevelopment

Perry Hall Super Fresh Shopping Center	April 2002
Waverly Woods Shopping Center	March 2001
Security Square Shopping Center	February 2001

Comparison of three months ended September 30, 2002 to three months ended September 30, 2001:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Three months ended September 30,
	2002	2001
Revenues	$16,933	15,236
Operating and interest expenses, exclusive of depreciation and amortization	7,976	7,748
Depreciation and amortization	2,657	2,929
Minority interest	1,089	997
Earnings from operations	$5,211	3,562

     Revenues from shopping centers increased by $1,697,000 in 2002 due primarily to the operations of the properties acquired and development/redevelopment projects opened in 2001 and 2002, $1,255,000, the impact of recognizing rents due from tenants under leases on a straight-line basis, $436,000, and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $228,000 in 2002.  Operating expenses increased by $648,000 due primarily to the operations of the properties acquired and development/redevelopment projects opened in 2001 and 2002, partially offset by a decrease in interest expense due to lower rates on variable rate debt and the effects of debt refinancings and retirements, ($541,000).  Depreciation and amortization expense decreased by $272,000 in 2002 due primarily to the effects of fully depreciated assets, $298,000, partially offset by the acquisitions and development/redevelopment projects referred to above.

All Other Properties

Operating results are summarized as follows (in thousands):

	Three months ended September 30,
	2002	2001
Revenues	$602	521
Operating and interest expenses, exclusive of depreciation and amortization	242	209
Depreciation and amortization	98	119
Minority interest	19	13
Earnings from operations	$243	180

Comparison of nine months ended September 30, 2002 to nine months ended September 30, 2001:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Nine months ended September 30,
	2002	2001
Revenues	$48,870	44,667
Operating and interest expenses, exclusive of depreciation and amortization	24,568	24,080
Depreciation and amortization	8,308	8,075
Minority interest	2,851	2,793
Earnings from operations	$13,143	9,719

     Revenues from shopping centers increased by $4,203,000 in 2002 due primarily to the operations of the properties acquired and development/redevelopment projects opened in 2001 and 2002, $3,160,000, higher termination fees from former tenants, $147,000, the impact of recognizing rents due from tenants under leases on a straight-line basis, $436,000, and other net rental and occupancy changes.

    Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $488,000 in 2002.  Operating expenses increased by $1,714,000, due primarily to the operations of the properties acquired and development/redevelopment projects opened in 2001 and 2002, partially offset by a decrease in interest expense due to lower rates on variable rate debt and the effects of debt refinancings and retirements, ($1,305,000). Depreciation and amortization expense increased by $233,000 in 2002 due primarily to the acquisitions and development/redevelopment projects referred to above, $381,000, partially offset by the effects of fully depreciated assets, ($246,000).

All Other Properties

Operating results are summarized as follows (in thousands):

	Nine months ended September 30,
	2002	2001
Revenues	$1,773	1,607
Operating and interest expenses, exclusive of depreciation and amortization	680	648
Depreciation and amortization	336	348
Minority interest	56	32
Earnings from operations	$701	579

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations (“FFO”). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings computed in accordance with accounting principles generally accepted in the United States of America (GAAP), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by GAAP.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as alternatives to cash flows as a measure of liquidity.  The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $22,488,000 and $18,721,000 for the nine months ended September 30, 2002 and 2001, respectively.  The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

Liquidity and Capital Resources

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share and on April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters’ over-allotment option.  The net proceeds of the sales of approximately $32,836,000 were used to repay two mortgage loans and pay down the line of credit.

     The Company had cash and cash equivalents of  $3,855,816 at September 30, 2002.

      Net cash provided by operating activities was $23,090,000 and $20,751,000 for the nine months ended September 30, 2002 and 2001, respectively.  The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results.  The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

      Net cash used by investing activities increased by $14,552,000 to $29,194,000 in 2002 from $14,642,000 in 2001.  The increase was due primarily to the acquisition of one property and higher levels of development/redevelopment activity in 2002.

      Net cash provided by financing activities was $7,358,000 in 2002 and net cash used by financing activities was $4,514,000 in 2001.  The change in cash flows from financing activities in 2002 is due primarily to increased borrowings required to finance project acquisition and development activity, partially offset by an increase in dividends paid of $2,754,000 due to increases in the number of common shares outstanding and the dividend per share.  As noted above, the Company sold common shares in 2002 and used the net proceeds to repay debt.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk- There have been no material changes in the Company’s market risk information since December 31, 2001.

Item 4.  Controls and Procedures

                (a)           Evaluation of disclosure controls and procedures.  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Controller, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)).  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

                (b)           Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings - In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings pending against the Company.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders — None

Item 5.  Other Information —

Summary Financial Data

The following sets forth summary financial data which has been prepared by the Company without audit.  Management believes the following data should be used as a supplement to the historical statements of operations.  The data should be read in conjunction with the historical financial statements and the notes thereto.

MID-ATLANTIC REALTY TRUST

Summary Financial Data

(In thousands, except share data and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues	$17,535	15,757	50,643	46,274

Net earnings	$5,454	3,742	13,735	10,298

NET EARNINGS PER SHARE — BASIC:
Earnings before extraordinary loss	$0.31	0.25	0.81	0.71
Extraordinary loss from early extinguishment of debt	—	—	(0.01)	—
Net earnings	$0.31	0.25	0.80	0.71

NET EARNINGS PER SHARE — DILUTED:
Earnings before extraordinary loss	$0.30	0.25	0.80	0.70
Extraordinary loss from early extinguishment of debt	—	—	(0.01)	—
Net earnings	$0.30	0.25	0.79	0.70

Total assets			$424,415	378,685

Indebtedness —
Total mortgages, convertible debentures, construction loans, notes and loans payable			$242,095	232,203

Funds from Operations (FFO) — (1)	$8,209	6,790	22,488	18,721

Funds from Operations (AFFO) — (1)	$7,773	6,790	22,052	18,721

Net cash flow:
Provided by operating activities	$7,982	4,307	23,090	20,751
Used in investing activities	$(17,794)	(3,012)	(29,194)	(14,642)
Provided by financing activities	$10,837	(2,589)	7,358	(4,514)

Cash dividends paid per share	$0.2950	0.2825	0.8850	0.8475

Weighted average number of shares outstanding — EPS:
Basic	17,565,284	14,450,624	16,840,220	14,114,120
Diluted	17,925,579	15,017,340	17,263,744	14,977,801

RECONCILIATION OF NET EARNINGS TO FFO

Net earnings	$5,454	3,742	13,735	10,298
Depreciation	2,755	3,048	8,644	8,423
Extraordinary loss from early extinguishment of debt	—	—	109	—
FFO	$8,209	6,790	22,488	18,721

RECONCILIATION OF FFO TO AFFO

FFO	$8,209	6,790	22,488	18,721
Less straight-line rents	(436)	—	(436)	—
AFFO	$7,773	6,790	22,052	18,721

(1) The Company believes that Funds from Operations (FFO) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America (GAAP). In addition, the Company reports Adjusted Funds from Operations (“AFFO”) wherein the Company deducts the positive non-cash impact of recognizing rents due from tenants under leases on a straight-line basis from reported FFO.  FFO and AFFO are not indicative that cash flows are adequate to fund all cash needs and should not be considered as alternatives to cash flows as a measure of liquidity. The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

Item 6.  Exhibits and Reports on Form 8-K

                (b) Form 8-K filed October 28, 2002 reporting selected financial information under Items 7 and 9.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-ATLANTIC REALTY TRUST AND
SUBSIDIARIES
(Registrant)

Date:	10/28/02	/s/ F. Patrick Hughes
F. Patrick Hughes
President and Chief Executive Officer

Date:	10/28/02	/s/ Deborah R. Cheek
Deborah R. Cheek
Controller

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
CERTIFICATIONS

I, F. Patrick Hughes, President and Chief Executive Officer of Mid-Atlantic Realty Trust, certify that:

                1.             I have reviewed this quarterly report on Form 10-Q of Mid-Atlantic Realty Trust;

                2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	10/28/02	/s/ F. Patrick Hughes
F. Patrick Hughes
President and Chief Executive Officer

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
CERTIFICATIONS

I, Deborah R. Cheek, Controller of Mid-Atlantic Realty Trust, certify that

                1.             I have reviewed this quarterly  report on Form 10-Q of Mid-Atlantic Realty Trust;

                2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	10/28/02	/s/ Deborah R. Cheek
Deborah R. Cheek
Controller