Form 10-K
period 2002-12-31
MID ATLANTIC REALTY TRUST
filed 2003-03-13
CIK 909298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12 (b) of the Act:

NONE

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

☒            Yes         ☐            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☒            Yes         ☐            No

As of June 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the $17.60 closing price on that date) was approximately $312,788,309.

As of February 28, 2003, 18,039,447 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding and the aggregate value of common stock (based upon the $17.27 closing price on that date) held by non-affiliates was approximately $311,541,250.

Documents Incorporated by Reference

The definitive proxy statement with respect to the 2003 annual meeting of Mid-Atlantic Realty Trust shareholders (to be filed).

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

The Company is a fully integrated, self-administered real estate investment trust which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.  The Company’s primary objectives are to enhance funds from operations (“FFO”) per share and maximize shareholder value.  To achieve its objectives, the Company seeks to operate its properties for long-term FFO growth.  The Company also acquires neighborhood or community shopping centers that either have dominant anchor tenants or contain a mix of tenants which reflects the shopping needs of the communities they serve.  The Company also develops and redevelops shopping centers on a tenant-driven basis, leveraging either existing tenant relationships or geographic and demographic knowledge while seeking to minimize exposure to risk associated with long-term land development.

The Company’s financial strategy is to execute its operating and growth strategies by utilizing a blend of internally generated funds, issuance of Operating Partnership Units (defined below), proceeds from divestitures, institutional borrowings and issuance of corporate equity or debt, as appropriate.  The Company currently intends to maintain a ratio of secured debt to total estimated property value at or below 50%.

The Company has an equity interest in 41 operating shopping centers, 36 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the “Properties”. The Properties have a gross leasable area of approximately 5,314,000 square feet, of which approximately 93% was leased at December 31, 2002. Of these Properties, approximately 99% of the gross leasable area is in the states of Maryland, Virginia, New York, Pennsylvania, Massachusetts and Delaware.  The Company also owns approximately 80 acres of undeveloped land in parcels varying in size from three to thirty-one acres.

All of MART’s interests in the Properties are held directly or indirectly by, and all of its operations relating to the Properties are conducted through the Operating Partnership.  Units of partnership interest in the Operating Partnership (“Units”) may be exchanged by the limited partners for cash or common shares of beneficial interest in MART at the option of the Company on a one-for-one basis.  MART controls the Operating Partnership as the sole general partner, and owns approximately 86% of the Units at December 31, 2002.

The business of the Company is not materially affected by seasonal factors.  Although construction may be affected to some extent by inclement weather conditions, usually during winter months, revenues from income producing properties held for investment are usually not affected significantly by such conditions.

The commercial real estate development and investment industry is extremely fragmented and is subject to widespread competition for desirable sites, tenants and financing.  The ability to compete is dependent in part upon the ability to identify and acquire and/or develop appropriate real estate investment opportunities in a timely manner.  While many competitors have fewer assets and financial resources than the Company, there are many competitors with greater financial resources competing for similar business opportunities. Accordingly, it is not possible to estimate the Company’s position in the industry.  In addition, certain of the Company’s real estate projects are near unimproved sites that could be developed commercially and would provide further competition to the Company.  The management of the Company believes, however, that the Company competes favorably in the industry due to the quality of its developments, its ability to take advantage of opportunities as they arise, its access to capital and its reputation.

The Company has 64 full time employees and believes that its relationship with its employees is good.

The Company’s executive offices are located at 170 West Ridgely Road, Suite 210, Lutherville, Maryland 21093 and its telephone number is (410) 684-2000.  The Company maintains an internet website located at www.martreit.com.  The Company’s annual report on Form 10-K and quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge on the Company’s website as soon as reasonably practicable after they are filed with the SEC.

ITEM 2 – PROPERTIES

The following schedule describes the Company’s commercial and other properties as of December 31, 2002.

Shopping Center Properties (1)

	Percent Ownership	Year Acquired	Year (s) Built / Redeveloped	Gross Leasable Area (Sq. Ft.)	Percent Leased	Major Tenants

MARYLAND

Baltimore Metropolitan Area
Arundel Plaza Shopping Center	67%	1997	1967/1998	250,000	100%	Giant Food, Lowe’s Home Center

Club Centre Shopping Center	100%	1997	1990/-	44,000	77%	Blockbuster

Enchanted Forest Shopping Center	100%	1997	1992/-	140,000	97%	Safeway, Petco

Fullerton Plaza Shopping Center	100%	2000	1979	153,000	100%	Kmart, McDonalds

Glen Burnie Village Shopping Center	100%	1997	1972/2000	75,000	84%	Rite Aid, Allfirst Bank

Greenbrier Shopping Center	100%	2002	1999	115,000	97%	Safeway, CVS Drug, Applebees

Harford Mall and Business Center (2)	100%	1972	1972/1984-96/1999	625,000	97%	Hechts, Sears, Petsmart, Best Buy, Old Navy

Ingleside Shopping Center	100%	1997	1963/1996	115,000	100%	Safeway, Rite Aid, Allfirst Bank

Little Glen Shopping Center	100%	1997	1961-1973	19,000	78%	None

Lutherville Station Shopping Center (3)	100%	1993	1969/1997	274,000	75%	Circuit City, Super Valu, State of MD

New Town Village Shopping Center	100%	1995*	1995/-	118,000	98%	Giant Food, Allfirst Bank

North East Station Shopping Center	100%	1989	1998/-	80,000	100%	Food Lion

Patriots Plaza Shopping Center (3)	50%	1984*	1984/-	39,000	100%	Denny’s

Perry Hall Square Shopping Center	100%	1997	1965/1996	183,000	96%	Rite Aid, Outback

Perry Hall Super Fresh Shopping Center	100%	2002*	2002	65,000	100%	Super Fresh Food Market, Chick-Fil-A

Radcliffe Shopping Center	100%	1997	1988/1993	82,000	100%	CVS Drug, CompUSA, Linens ‘N Things

Rolling Road Plaza Shopping Center	100%	1973*	1973/1994	63,000	100%	Firestone, Cort Furniture

Rosedale Plaza Shopping Center	100%	1989	1972/2000	91,000	99%	Super Fresh Food Market, Rite Aid

Security Square Shopping Center	100%	2001*	2001	77,000	100%	Super Fresh Food Market

Shawan Plaza Shopping Center	100%	1997	1991/-	95,000	98%	Giant Food, Bank of America, Provident Bank

Timonium Crossing Shopping Center	100%	1997	1986/1996	60,000	89%	Baja Fresh Mexican Grill

Timonium Shopping Center	100%	1997	1962/-	207,000	88%	Blockbuster, Panera

Waverly Woods Shopping Center	100%	2001*	2001	104,000	100%	Weis Market

Wilkens Beltway Plaza Shopping Center	93%	1981*	1985-87/ 1991/1995	80,000	100%	Giant Food, Provident Bank

York Road Plaza Shopping Center	100%	1967*	1967/1996	91,000	98%	Giant Food, Firestone

Easton
Shoppes at Easton Shopping Center	100%	1994	1994/-	113,000	100%	Giant Food, Wal-Mart (on own pad)

Total Maryland				3,358,000

	Percent Ownership	Year Acquired	Year (s) Built / Redeveloped	Gross Leasable Area (Sq. Ft.)	Percent Leased	Major Tenants

DELAWARE

Wilmington
Brandywine Commons Shopping Center (3)	100%	1995	1992/-	166,000	100%	Shop Rite, Office Depot, Sports Authority

Milford
Milford Commons Shopping Center	100%	1997	1994	61,000	79%	Food Lion, Advance Auto

Total Delaware				227,000

PENNSYLVANIA

Bethlehem
Saucon Valley Square Shopping Center	100%	1999	1998	81,000	100%	Super Fresh Food Market, Blockbuster, Radio Shack

Carlisle
Stonehedge Square Shopping Center	100%	2000	1990/1994	88,000	98%	Nells Market, Eckerd Drug

Chambersburg
Wayne Avenue Plaza Shopping Center	100%	1998	1990/1993	122,000	99%	Giant Food (of Carlisle), CVS Drug, Blockbuster

Pottstown
Pottstown Plaza Shopping Center	100%	2001	1988-1989/-	162,000	96%	Giant Food (of Carlisle), TJ Maxx, Radio Shack, Applebees, Tractor Supply Co.

Waynesboro
Wayne Heights Shopping Center	100%	1998	1975/-	107,000	50%	Martins (Giant Food of Carlisle), Eckerd Drug

Total Pennsylvania				560,000

MASSACHUSETTS / NEW YORK

Pittsfield
Del Alba Shopping Center	100%	1998*	1995/-	72,000	92%	Super Stop & Shop

Colonie
Colonie Plaza Shopping Center	100%	1987*	1987/-	140,000	91%	Price Chopper, Consolidated Stores

East Greenbush
Columbia Plaza Shopping Center	100%	1988*	1988/1997	133,000	86%	Price Chopper, Fashion Bug

Total Massachusetts/New York				345,000

VIRGINIA

Burke
Burke Town Plaza Shopping Center (3)	100%	1979*	1979-1982/ 1997/2000	133,000	100%	Safeway, CVS Drug, Radio Shack

Dale City
Smoketown Plaza Shopping Center (5)	93%	1987*	1987/1994	84,000	41%	Lowe’s (in redevelopment)

Fredericksburg
Spotsylvania Crossing Shopping Center	93%	1987*	1987/1991	142,000	99%	Giant Food (on own pad), Kmart

Harrisonburg
Skyline Village Shopping Center	100%	1988*	1988/1992	126,000	99%	Toys “R” Us, Super Valu

Manassas
Sudley Towne Plaza Shopping Center	100%	1984*	1984/-	108,000	100%	Burlington Coat Factory, CVS Drug, Best Buy (on own pad)

Total Virginia				593,000

Other Retail and Commercial Properties (4)

	Percent Ownership	Year Acquired	Year (s) Built / Redeveloped	Gross Leasable Area (Sq. Ft.)	Percent Leased	Major Tenants

MARYLAND

Baltimore Metropolitan Area
Orchard Square Office	100%	1997	1988/-	28,000	82%	N/A

Patriots Office	50%	1984*	1984/-	28,000	82%	N/A
Wilkens Office I, II, III	93%	1981*	1985-87/ 1991/1995	53,000	99%	N/A

Southwest Property	100%	1968*	1968/1984	25,000	100%	Shell Oil

Other
Clinton Property (3)	100%	1971*	1971/-	29,000	100%	AMF

Waldorf Property	100%	1979*	1979/-	31,000	100%	AMF, Firestone

Total Maryland				194,000

ILLINOIS

Chicago Property	100%	1978	1963/-	37,000	100%	AMF

Total Illinois				37,000

Total Portfolio				5,314,000	93%

Undeveloped Land

	Percent Ownership	Area in Acres	Zoning

MARYLAND

Baltimore Metropolitan Area
Dorsey Property	100%	20.2	Commercial

Pulaski Property	100%	3.0	Industrial

Salisbury
Northwood Industrial Park	67%	16.1	Industrial

NORTH CAROLINA

Burlington
Burlington Commerce Park	100%	30.9	Commercial

Hillsborough
Hillsborough Crossing	100%	9.7	Commercial

(1)          Shopping centers in operation are subject to mortgage financing aggregating $190,628,552 at December 31, 2002.

(2)          The Harford Mall property is subject to mortgage financing aggregating $18,290,919 at December 31, 2002.  The mortgage bears interest at a rate  of 9.78%, and a balloon payment of $18,148,848 is due at maturity in July 2003.  Written notice has been given that the loan will be repaid in full by April 1, 2003.

(3)          These properties are subject to ground leases; all of the land relating to the other properties listed above is owned in fee simple.  The ground leases  are subject to the following terms:

Property	Annual Rent	Remaining Lease Term

Lutherville Station Shopping Center	$60,000	3 years 1 month, plus six 10 year renewal options
Lutherville Station Shopping Center	26,000	43 years 11 months, with an option to purchase
Patriots Plaza Shopping Center	65,200	7 years 10 months, plus two 10 year renewal options
Brandywine Commons Shopping Center	432,725	49 years 4 months, plus two 10 year renewal options
Burke Towne Plaza Shopping Center	80,000	29 years plus three 15 year renewal options
Clinton Property	33,000	21 years 8 months, plus one 45 year renewal option

(4)          Other retail and commercial properties in operation are subject to mortgage financing aggregating $2,528,736 at December 31, 2002.

(5)          Redevelopment will result in a 276,000 square foot center, which will be anchored by Lowe’s Home Center (160,000 square feet) and is anticipated to open in Spring 2003.

* Developed by MART

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings presently pending against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of holders of record of the Company’s shares was 1,217 as of February 28, 2003.

MART’s common shares of beneficial interest, par value $.01 per share, (“shares”), trade on the New York Stock Exchange, under the symbol “MRR”.  The following table sets forth, for the quarters indicated, the high and low closing sale prices of MART shares on the NYSE, and the cash distributions paid per share for the indicated period.

	Closing Prices Per Share
2002	High	Low	Distributions
First Quarter	$16.14	14.20	0.2950
Second Quarter	17.60	15.16	0.2950
Third Quarter	17.05	13.70	0.2950
Fourth Quarter	17.85	14.93	0.3100

2001	High	Low	Distributions
First Quarter	$13.48	11.75	0.2825
Second Quarter	13.65	10.95	0.2825
Third Quarter	14.09	12.81	0.2825
Fourth Quarter	15.72	12.95	0.2950

For the shareholders of MART during the entire year, per share dividends were taxable as follows:

	Per Share
	2002	2001	2000
Ordinary dividends - taxable as ordinary income	$1.10	1.08	0.98

Capital gain distribution - taxable as capital gain	—	—	—

Other distribution - return of capital or capital gain (depending on shareholder’s basis in MART shares)	0.10	0.06	0.11

Total annual gross dividends paid per share	$1.20	1.14	1.09

Percent of total annual gross dividends per share - return of capital or capital gain	8%	6%	10%

Equity Compensation Plans

The following table reflects information regarding share-based compensation issued as of December 31, 2002 under the Company’s equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Share-based compensation plans approved by shareholders of MART	217,271	$11.45	614,500

Share-based compensation plans not approved by shareholders of MART (1)	—	—	20,471

(1)          In 1997, the Board of Trustees approved and adopted a Restricted Share Plan.  Pursuant to the Plan, the Company is authorized to grant up to 400,000 restricted common shares of beneficial interest to trustees, officers and employees.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	Years ended December 31,
	2002	2001	2000	1999	1998

Revenues	$69,375,167	62,456,375	57,585,123	53,346,473	49,537,130

Earnings before extraordinary gain (loss)	$19,802,271	14,359,029	12,555,629	12,751,158	12,385,861
Extraordinary gain (loss)	(108,953)	—	255,268	—	(32,984)
Net earnings	$19,693,318	14,359,029	12,810,897	12,751,158	12,352,877

Net earnings per share - basic	$1.14	0.99	0.93	0.89	0.85
Net earnings per share - diluted	1.13	0.97	0.92	0.88	0.84
Total assets	$424,343,372	389,563,563	371,080,608	328,570,661	317,008,617

Indebtedness -
Total mortgages, convertible debentures, construction loans and notes payable	$240,030,618	241,941,366	232,962,526	186,593,831	166,732,850

Net cash flow:
Provided by operating activities	$33,258,174	32,659,889	26,539,335	25,153,324	24,255,137
Used by investing activities	$(33,710,713)	(30,791,989)	(49,427,922)	(24,175,685)	(21,668,918)
Provided (used) by financing activities	$1,566,523	624,616	22,850,395	(1,440,868)	(10,402,329)

Cash dividends paid per share	$1.20	1.14	1.09	1.05	1.01

Weighted average number of shares outstanding: EPS
Basic	17,050,883	14,268,487	13,538,886	14,021,403	14,240,533
Diluted	17,426,292	15,010,310	14,806,204	15,337,652	15,778,727

RECONCILIATION OF NET EARNINGS TO FFO (1)

Net earnings	$19,693,318	14,359,029	12,810,897	12,751,158	12,352,877
Depreciation	11,461,326	11,118,924	10,392,055	9,557,204	8,813,251
(Gain) loss on properties	—	(20,212)	—	(131,611)	4,223
Extraordinary (gain) loss from early extinguishment of debt	108,953	—	(255,268)	—	32,984
FFO	$31,263,597	25,457,741	22,947,684	22,176,751	21,203,335

RECONCILIATION OF FFO TO AFFO (1)

FFO	$31,263,597	25,457,741	22,947,684	22,176,751	21,203,335
Straight-line rents	(757,339)	—	—	—	—
AFFO	$30,506,258	25,457,741	22,947,684	22,176,751	21,203,335

(1)         The Company believes that Funds from Operations (“FFO”) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  In addition, the Company reports Adjusted Funds from Operations (“AFFO”) wherein the Company deducts the positive non-cash impact of recognizing rents due from tenants under leases on a straight-line basis from reported FFO.  FFO and AFFO do not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  FFO and AFFO are not indicative that cash flows are adequate to fund all cash needs and should not be considered as alternatives to cash flows as a measure of liquidity. The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

Quarterly Results of Operations (Unaudited)

	Quarter Ended
2002	March 31,	June 30,	September 30,	December 31,
Revenues	$15,895,548	17,212,946	17,534,858	18,731,815
Earnings before extraordinary loss	3,778,140	4,611,457	5,454,411	5,958,263
Extraordinary loss from early extinguishment of debt	—	(108,953)	—	—
Net earnings	$3,778,140	4,502,504	5,454,411	5,958,263
Net earnings per share - basic	$0.24	0.25	0.31	0.33
Net earnings per share - diluted	$0.24	0.25	0.30	0.33

	Quarter Ended
2001	March 31,	June 30,	September 30,	December 31,
Revenues	$15,246,088	15,271,597	15,756,930	16,181,760
Net earnings	$3,294,664	3,261,460	3,741,576	4,061,329
Net earnings per share - basic	$0.24	0.22	0.25	0.27
Net earnings per share - diluted	$0.23	0.22	0.25	0.27

Quarterly results are influenced by a number of factors, including the timing of property acquisitions, sales and financing transactions and the completion of development/redevelopment projects.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of operating results covers each of the Company’s business segments for the years ended December 31, 2002, 2001 and 2000.

Management believes that a segment analysis provides the most effective means of understanding the business.  As discussed in Note N to the consolidated financial statements, segment data is reported using the accounting policies followed by the Company for internal reporting to management.  These policies are the same as those used for external reporting.  Operating results of the segments are reconciled to earnings from operations in the financial statements in Note N.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  The Company’s critical accounting policies relate to the evaluation of impairment of long-lived assets and the collectibility of notes and accounts receivable.

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

Operating Results - Shopping Centers

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties.  Information related to shopping center acquisitions and developments/redevelopments completed during 2002, 2001 and 2000 is summarized in the following table:

Property	Transaction or Opening Date

Acquisitions

Greenbrier Shopping Center	August 2002
Pottstown Plaza Shopping Center	October 2001
Fullerton Plaza Shopping Center	March 2000
Stonehedge Square Shopping Center	February 2000

Development/Redevelopment

Perry Hall Super Fresh Shopping Center	April 2002
Waverly Woods Shopping Center	March 2001
Security Square Shopping Center	February 2001
Burke Town Plaza Shopping Center	December 2000
Glen Burnie Village Shopping Center	November 2000
Rosedale Plaza Shopping Center	August 2000

Operating results of shopping center properties are summarized as follows (in thousands):

	2002	2001	2000
Revenues	$67,012	60,264	55,538
Operating and interest expenses, exclusive of depreciation and amortization	33,078	32,288	30,204
Depreciation and amortization	11,031	10,654	9,926
Minority interest	4,049	3,800	3,581
Earnings from operations	$18,854	13,522	11,827

Revenues from shopping centers increased by $6,748,000 in 2002 and by $4,726,000 in 2001.  The increase in 2002 was due primarily to the operations of the newly developed property opened in 2002 ($953,000), properties acquired in 2002 and 2001 ($2,254,000), the redevelopment projects completed and opened in 2001 ($1,061,000), the impact of recognizing rents due from tenants under leases on a straight-line basis ($892,000) and other net rental and occupancy changes ($1,588,000).  The increase in 2001 was due primarily to the operations of the properties acquired in 2001 and 2000 ($578,000), the development and redevelopment projects completed and opened in 2001 and 2000 ($3,006,000) and other net rental and occupancy changes ($1,142,000).

Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $790,000 in 2002 and by $2,084,000 in 2001.  The increase in 2002 was due primarily to the operations of the properties acquired and development/redevelopment projects opened in 2002 and 2001, ($2,410,000), partially offset by a decrease in interest expense due to lower rates on variable rate debt and the effects of debt refinancings and retirements ($1,794,000).  The increase in 2001 was due primarily to the acquisitions, developments and redevelopments referred to above ($1,184,000) and new mortgage debt for Ingleside Shopping Center ($727,000).  Depreciation and amortization expense increased by $377,000 in 2002 due primarily to the acquisitions and development/redevelopment projects referred to above ($898,000), partially offset by the effects of fully depreciated assets ($593,000).  The increase in 2001 of $728,000 is primarily attributable to the acquisitions and development/redevelopment projects referred to above.

Operating Results - All Other Properties

Operating results of all other properties are summarized as follows (in thousands):

	2002	2001	2000
Revenues	$2,363	2,192	2,047
Operating and interest expenses, exclusive of depreciation and amortization	907	859	844
Depreciation and amortization	430	465	466
Minority interest	78	51	8
Earnings from operations	$948	817	729

There were no significant changes in the operating results of all other properties during the period.

Gain (Loss) on Properties

The gain on properties for 2001 is due to the sale of land in Burlington, North Carolina.

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results.  This measure is referred to as Funds from Operations (“FFO”). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.  The Company’s FFO may not be comparable to the FFO of other REIT’s because they may not use the current NAREIT definition or they may interpret the definition differently.

FFO was $31,264,000 in 2002, $25,458,000 in 2001 and $22,948,000 in 2000.  The increases in FFO in 2002 and 2001 were due primarily to the property acquisitions and the development/redevelopment projects referred to above and higher rents from re–leased space.  The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $3,716,000 at December 31, 2002.

Net cash provided by operating activities was $33,258,000, $32,660,000 and $26,539,000, in 2002, 2001 and 2000, respectively.  The changes in cash provided by operating activities were due primarily to the factors discussed above in the comparisons of operating results.  The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

Net cash used by investing activities increased by $2,919,000 to $33,711,000 in 2002 from $30,792,000 in 2001.  The increase was due primarily to higher levels of acquisitions ($3,099,000) partially offset by lower levels of development activity ($1,035,000).

Net cash used by investing activities decreased by $18,636,000 to $30,792,000 in 2001 from $49,428,000 in 2000.  The decrease was due primarily to lower levels of acquisitions ($6,071,000) and development activity ($13,580,000).

Net cash provided by financing activities increased by $942,000 to $1,567,000 in 2002 from $625,000 in 2001.  The increase was due primarily to the net proceeds from the sale of common shares of beneficial interest ($32,836,000) and an increase in proceeds from exercise of share options ($905,000), partially offset by an increase in dividends paid ($3,903,000) due to increases in the number of common shares outstanding and the dividend rate per share.  Also, net debt repayments were $11,595,000 in 2002 as compared to net borrowings of $16,740,000 in 2001.  The net proceeds of the sale of common shares in 2002 were used to repay debt.

Net cash provided by financing activities decreased by $22,225,000 to $625,000 in 2001 from $22,850,000 in 2000.  The decrease was due primarily to lower net credit line borrowings ($4,000,000), decreased net financing/refinancing activity ($12,831,000) and decreased net construction borrowings ($7,131,000), partially offset by decreased share repurchases ($2,686,000).

The Company currently has a $100,000,000 unsecured line of credit ($75,000,000 prior to January 31, 2003) available for various purposes, including acquisition, development or redevelopment of properties and liquidity, subject to various terms and conditions.  The note payable under the bank line of credit had an outstanding balance of $25,500,000 at December 31, 2002.

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

The Company anticipates material commitments for capital expenditures to include, in the next two years, the development and redevelopment of eleven projects, currently in various stages of planning, at an estimated cost of $38,400,000.  The Company expects to fund the development projects and other capital expenditures with available net cash flows from operating activities and if necessary with construction loan financing, long-term mortgage financing on unencumbered operating properties or the use of its line of credit.

It is management’s intention that MART continually have access to the capital resources necessary to expand and develop its business.   Management cannot practically quantify MART’s 2003 cash requirements, but expects to meet its short-term liquidity requirements generally through available net cash flow provided by operations and short-term borrowings.  To meet its long-term capital requirements, MART intends to obtain funds through additional equity offerings, joint ventures or long-term debt financing in a manner consistent with its financial strategy.  The Company anticipates that the cash flow available from operations, together with cash from borrowings and equity offerings, will be sufficient to meet its liquidity and capital needs in both the short-and long-term.

Market Risk Information

The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates.  The Company’s market risk arises primarily from interest rate risk relating to variable rate borrowings used to maintain liquidity (e.g., credit line borrowings) or finance project development costs (e.g., construction loans). The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows.  In order to achieve this objective, the Company relies primarily on long-term, fixed rate nonrecourse loans from institutional lenders to finance its operating properties.  In addition, long-term fixed rate financing is typically arranged concurrently with or shortly after a variable rate project construction loan is negotiated or the project is complete. The Company has not used derivative financial or commodity instruments to manage interest rate risk.

At December 31, 2002, the Company’s variable rate debt relates to borrowings under its credit line, a short-term mortgage and construction loans. The maturity date of the credit line was extended to January 2006 in January 2003; however, for purposes of the table below, the credit line borrowings are assumed to be repaid at their previous maturity date in 2003.  The short-term mortgage is assumed to be repaid at its maturity in 2003.  The construction loans are assumed to be repaid at their maturity in 2004.

The table below presents the annual maturities, weighted-average interest rates on outstanding debt at the end of each year and fair values required to evaluate the expected cash flows of the Company under debt and related agreements and its sensitivity to interest rate changes at December 31, 2002.  As the table incorporates only those exposures that exist as of December 31, 2002, it does not consider exposures or positions that could arise after that date.  As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise after December 31, 2002, the Company’s hedging strategies, if any, during that period and interest rates.

	(In thousands)

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed rate debt	$23,259	11,598	3,660	22,651	8,807	120,708	190,683	220,462
Weighted average interest rate	9.43%	7.32%	8.07%	7.99%	8.37%	7.78%	8.16%	6.10%

Variable rate debt	$37,500	11,847	—	—	—	—	49,347	49,347
Weighted average interest rate	3.02%	3.01%	—	—	—	—	3.02%	3.02%

Inflation

The majority of leases for the shopping center properties contain provisions for annual increases in rents and/or provisions, which entitle MART to receive percentage rents, based on the tenants’ gross sales.  Such provisions ameliorate the risk to MART of the adverse effects of inflation.  If a recession were to begin and continue for a prolonged time, FFO could decline as some tenants may have trouble meeting their lease obligations.  Most of the leases for the properties require the tenants to pay a substantial share of operating expenses, such as real estate taxes, insurance and common area maintenance costs, and thereby reduce MART’s exposure to increased costs.  In addition, many of the leases for the properties are for terms of less than 10 years, which may enable MART to seek increased rents upon renewal of existing leases if rents are below the then existing market rates.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  Upon adoption, the Company will reclassify any extraordinary gains and losses from extinguishment of debt to continuing operations.  The Company will adopt the provisions relating to the rescission of SFAS No. 4 in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures.  Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees.  The adoption of Interpretation No. 45 will have no effect on our financial statements, as the Company has no obligations within the scope of the Interpretation as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of SFAS No. 148.  We have determined that we will change to the fair value-based method of accounting for stock-based compensation in 2003 and, that we will adopt the prospective method of application.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”).  This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003.  Based on our preliminary analysis, we do not anticipate that adoption of Interpretation No. 46 will have a material effect on our financial statements.

Cautionary Disclosure Relating to Forward Looking Statements

Statements made in this document include forward looking statements under the federal securities laws.  Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward looking statements.  While these statements reflect the Company’s good faith beliefs based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, and should not be relied upon as predictions of future events.  Factors which could impact future results include (among other things) general economic conditions, local real estate conditions, oversupply of available space, financial condition of tenants, timely ability to lease or re-lease space upon favorable economic terms, agreements with anchor tenants, interest rates, availability of financing, competitive factors, and similar considerations.  The Company disclaims any obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.  For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Risk Factors” filed as Exhibit 99.1 to  this Form 10-K.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

Board of Trustees and Shareholders

Mid-Atlantic Realty Trust:

We have audited the accompanying consolidated balance sheets of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of real estate and accumulated depreciation.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Atlantic Realty Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Baltimore, Maryland

February 28, 2003

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
	2002	2001

ASSETS
Properties:
Operating properties (Notes B and C)	$484,213,751	441,313,588
Less accumulated depreciation and amortization	91,481,224	81,465,520
	392,732,527	359,848,068
Properties in development (Notes C and D)	14,975,500	16,010,962
Properties held for development or sale	3,288,171	3,288,171
	410,996,198	379,147,201

Cash and cash equivalents	3,716,186	2,602,202
Notes and accounts receivable – tenants and other (Note E)	3,833,527	2,304,973
Prepaid expenses and deposits	3,497,749	3,270,013
Deferred financing costs, net (Note F)	2,299,712	2,239,174
	$424,343,372	389,563,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities (Note G)	$8,891,268	9,269,339
Notes payable (Note H)	25,500,000	42,500,000
Construction loans payable (Note C)	20,414,330	24,387,289
Mortgages payable (Note C)	193,157,288	170,270,077
Convertible subordinated debentures (Note I)	959,000	4,784,000
Deferred income	9,437	938,596
	248,931,323	252,149,301

Minority interest in consolidated joint ventures	32,648,800	32,819,374

Shareholders’ equity (Note K):

Preferred shares of beneficial interest, $.01 par value, authorized 2,000,000 shares, issued and outstanding, none	—	—
Common shares of beneficial interest, $.01 par value, authorized 100,000,000 shares, issued and outstanding 17,971,818 and 15,103,221 shares, respectively	179,718	151,032
Additional paid-in capital	177,257,630	138,267,358
Distributions in excess of accumulated earnings	(34,674,099)	(33,823,502)
	142,763,249	104,594,888
Commitments (Note L)
	$424,343,372	389,563,563

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

	Years ended December 31,
	2002	2001	2000

REVENUES:
Minimum rents	$55,767,951	50,633,183	46,680,656
Percentage rents	1,919,669	1,640,027	1,588,771
Tenant recoveries	11,033,464	9,709,503	8,883,947
Other (Note O)	654,083	473,662	431,749
	69,375,167	62,456,375	57,585,123

EXPENSES:
Interest	16,462,531	17,332,440	16,355,070
Depreciation and amortization of property and improvements	11,461,326	11,118,924	10,392,055
Operating	14,297,234	12,577,288	11,832,858
General and administrative	3,225,089	3,237,545	2,859,809
	45,446,180	44,266,197	41,439,792

EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST	23,928,987	18,190,178	16,145,331
Minority interest	(4,126,716)	(3,851,361)	(3,589,702)
EARNINGS FROM OPERATIONS	19,802,271	14,338,817	12,555,629
Gain on properties (Note P)	—	20,212	—

EARNINGS BEFORE EXTRAORDINARY GAIN (LOSS)	19,802,271	14,359,029	12,555,629
Extraordinary gain (loss) from early extinguishment of debt	(108,953)	—	255,268
NET EARNINGS	$19,693,318	14,359,029	12,810,897

NET EARNINGS PER SHARE – BASIC (Note Q):
Earnings before extraordinary gain (loss)	$1.15	0.99	0.91
Extraordinary gain (loss) from early extinguishment of debt	(0.01)	—	0.02
Net earnings	$1.14	0.99	0.93

NET EARNINGS PER SHARE – DILUTED (Note Q):
Earnings before extraordinary gain (loss)	$1.14	0.97	0.90
Extraordinary gain (loss) from early extinguishment of debt	(0.01)	—	0.02
Net earnings	$1.13	0.97	0.92

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Years ended December 31, 2002, 2001 and 2000
	Number of Common Shares	Common Shares at Par Value	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Net Shareholders’ Equity

BALANCE, December 31, 1999	14,005,407	$140,054	126,805,104	(29,276,671)	97,668,487
Conversion of convertible subordinated debentures	16,189	162	167,328	—	167,490
Share purchase plan	(283,800)	(2,838)	(2,683,296)	—	(2,686,134)
Share-based compensation plans, net	53,073	531	576,802	—	577,333
Conversion of Operating Partnership Units	19,293	193	222,371		222,564
Dividends paid - $1.0925 per share	—	—	—	(15,075,196)	(15,075,196)
Net earnings	—	—	—	12,810,897	12,810,897

BALANCE, December 31, 2000	13,810,162	138,102	125,088,309	(31,540,970)	93,685,441
Conversion of convertible subordinated debentures	789,709	7,897	8,185,171	—	8,193,068
Share-based compensation plans, net	151,730	1,517	1,184,758	—	1,186,275
Conversion of Operating Partnership Units	351,620	3,516	3,809,120	—	3,812,636
Dividends paid - $1.1425 per share	—	—	—	(16,641,561)	(16,641,561)
Net earnings	—	—	—	14,359,029	14,359,029

BALANCE, December 31, 2001	15,103,221	151,032	138,267,358	(33,823,502)	104,594,888
Conversion of convertible subordinated debentures	364,277	3,642	3,798,933	—	3,802,575
Share purchase plan	(200)	(2)	(2,768)	—	(2,770)
Share-based compensation plans, net	164,481	1,646	2,041,329	—	2,042,975
Sale of common shares	2,300,000	23,000	32,812,898	—	32,835,898
Conversion of Operating Partnership Units	40,039	400	339,880	—	340,280
Dividends paid - $1.1950 per share	—	—	—	(20,543,915)	(20,543,915)
Net earnings	—	—	—	19,693,318	19,693,318
BALANCE, December 31, 2002	17,971,818	$179,718	177,257,630	(34,674,099)	142,763,249

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,693,318	14,359,029	12,810,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Extraordinary loss (gain) from early extinguishment of debt	108,953	—	(255,268)
Depreciation and amortization	11,461,326	11,118,924	10,392,055
Minority interest in earnings	4,126,716	3,851,361	3,589,702
Amortization of deferred financing costs	603,843	545,313	398,195
Changes in operating assets and liabilities:
Decrease (increase) in assets	(1,756,290)	106,232	(883,396)
Increase (decrease) in liabilities	(1,307,230)	2,383,937	(87,673)
Other, net	327,538	295,093	574,823
Total adjustments	13,564,856	18,300,860	13,728,438
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,258,174	32,659,889	26,539,335

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and additions to properties	(29,472,091)	(27,283,646)	(44,909,584)
Proceeds from sales of properties	—	319,651	—
Payments to minority partners	(4,238,622)	(3,827,994)	(4,518,338)
NET CASH USED BY INVESTING ACTIVITIES	(33,710,713)	(30,791,989)	(49,427,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	239,000,000	132,500,000	101,600,000
Principal payments on notes payable	(256,000,000)	(127,000,000)	(92,100,000)
Proceeds from mortgages payable	30,260,000	12,000,000	37,855,500
Principal payments on mortgages payable	(20,882,334)	(4,357,501)	(17,382,660)
Proceeds from construction loans payable	7,349,091	14,815,033	11,258,948
Principal payments on construction loans payable	(11,322,050)	(11,217,511)	—
Deferred interest on construction loans payable	—	530,819	—
Deferred financing costs	(633,465)	(605,617)	(620,063)
Proceeds from exercise of share options	1,506,068	600,954	—
Net proceeds from sale of common shares	32,835,898	—	—
Shares repurchased	(2,770)	—	(2,686,134)
Dividends paid	(20,543,915)	(16,641,561)	(15,075,196)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,566,523	624,616	22,850,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,113,984	2,492,516	(38,192)

CASH AND CASH EQUIVALENTS, beginning of year	2,602,202	109,686	147,878

CASH AND CASH EQUIVALENTS, end of year	$3,716,186	2,602,202	109,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,824,197	16,913,863	15,617,469

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of subordinated debentures, net of deferred financing costs	$3,802,710	8,193,140	167,515
Mortgages payable assumed	13,400,592	—	5,562,175
Conversion of Operating Partnership Units	340,280	3,812,636	222,564
Operating Partnership Units issued	281,612	—	400,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

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

Description of Business

The Company is a fully integrated, self-administered real estate investment trust, which owns, acquires, develops, redevelops, leases and manages primarily neighborhood or community shopping centers in the Middle Atlantic region of the United States.

The Company has an equity interest in 41 operating shopping centers, 36 of which are wholly owned by the Company and five in which the Company has ownership interests ranging from 50% to 93%, as well as other commercial properties.  The Company also owns five undeveloped parcels of land totaling approximately 80 acres, which it is holding for development or sale.

All of MART’s interests in properties are held directly or indirectly by, and all of its operations relating to the properties are conducted through, the Operating Partnership.  Subject to certain conditions, units of partnership interest in the Operating Partnership (“Units”) may be exchanged by the limited partners for cash or, at the option of MART, the obligation may be assumed by MART and paid either in cash or in common shares of beneficial interest in MART on a one-for-one basis.  MART controls the Operating Partnership as the sole general partner, and owns approximately 86% of the Units at December 31, 2002.

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

Principles of Consolidation

The consolidated financial statements include all wholly owned subsidiaries and majority-owned partnerships, including the Operating Partnership.  The Company owns 100% interests in corporate subsidiaries, which are general partners in partnerships which have outside partners with 50% interests.  Under terms of the partnership agreements, the Company has control over the partnerships, including acquisition, leasing, financing and sale transactions and, accordingly, the Company uses the full consolidation method to account for them.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Properties

Properties to be developed or held and used in operations are carried at cost, reduced for impairment losses where appropriate. Properties held for sale are carried at the lower of their carrying value (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair value less costs to sell. The net carrying values of operating properties are classified as properties held for sale when senior management authorizes their disposition, the Company begins marketing the properties for sale and various other criteria for a plan of sale are met.  Depreciation of these properties is discontinued at that time, but operating revenues, other operating expenses and interest continue to be recognized until the date of sale.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, as follows: Buildings and additions, 30 – 50 years; land improvements, 5 – 15 years; tenant improvements, lesser of lease term or asset useful lives; and furniture, fixtures and equipment, 3 – 10 years.

Revenue Recognition

Prior to July 1, 2002, minimum rent revenues were generally recognized when due from tenants under terms of the related leases. Effective July 1, 2002, the Company began recognizing estimated collectible minimum rent revenues under tenant leases that provide for varying rents over their terms on a straight-line basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended.   The effect of the change on the financial statements was immaterial. Revenues from tenant reimbursements of real estate taxes, maintenance and insurance costs are recognized in the period in which the related expense is incurred. Revenues based on a percentage of tenant’s sales in excess of levels specified in the lease agreement are recognized when a tenant’s sales exceed the specified minimum level.

Share-based Compensation Plans

The Company uses the intrinsic value method to account for share-based employee compensation plans.  Under this method, compensation cost is recognized for awards of shares to employees only if the quoted market price of the share at the grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the share.  The following table summarizes the pro forma effects on net earnings and net earnings per share of using a fair value-based method to account for share-based employee compensation plans, rather than the intrinsic value method, for share-based employee compensation awards made since 1995.

	Years ended December 31,
	2002	2001	2000

Net earnings, as reported	$19,693,318	14,359,029	12,810,897
Add: Share-based employee compensation expense included in reported net earnings	268,884	207,784	235,847
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards	476,281	415,181	441,672

Pro forma net earnings	$19,485,921	14,151,632	12,605,072

Earnings per share:
Basic:
As reported	$1.14	0.99	0.93
Pro forma	1.13	0.99	0.91
Diluted:
As reported	$1.13	0.97	0.92
Pro forma	1.12	0.96	0.90

There were no employee stock options granted during 2002.  The per share weighted-average fair value of options granted during 2001 and 2000 were $0.97 and $1.52, respectively.   These fair values were estimated on the dates of each grant using the Black-Scholes option-pricing model with the following assumptions:

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

Financial Instruments

Fair values of financial instruments approximate their carrying values in the financial statements, except for mortgages payable and convertible subordinated debentures for which fair value information is presented in Notes C and I, respectively.  The fair values of this debt at December 31, 2002 and 2001 were determined based on quoted market prices for publicly traded debt and discounted estimated future payments to be made for other debt.  The discount rates used approximate the rates currently offered for borrowings with similar remaining maturities.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishment of debt. SFAS No. 145 is effective on January 1, 2003 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged.  Upon adoption, the Company will reclassify any extraordinary gains and losses from extinguishment of debt to continuing operations.  The Company will adopt the provisions relating to the rescission of SFAS No. 4 in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation requires certain disclosures.  Beginning in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees.  The adoption of Interpretation No. 45 will have no effect on our financial statements, as the Company has no obligations within the scope of the Interpretation  as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  We have adopted the disclosure provisions of SFAS No. 148.  We have determined that we will change to the fair value-based method of accounting for stock-based compensation in 2003 and, that we will adopt the prospective method of application.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”).  This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which we acquire an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which we acquired an interest before February 1, 2003. We may apply the Interpretation prospectively, with a cumulative effect adjustment as of July 1, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated.  We are in the process of evaluating the effects of applying Interpretation No. 46 in 2003.  Based on our preliminary analysis, we do not anticipate that adoption of Interpretation No. 46 will have a material effect on our financial statements.

B. Operating Properties

Operating properties consist of the following:

	December 31,
	2002	2001
Land	$97,955,757	87,399,838
Land improvements	32,793,610	32,473,159
Buildings	296,500,890	268,101,954
Improvements for tenants	17,135,425	16,204,784
Development costs on completed projects	14,248,183	12,998,167
Furnitures, fixtures and equipment	3,993,962	3,887,959
Deferred leasing costs	21,585,924	20,247,727
	484,213,751	441,313,588
Less accumulated depreciation and amortization	91,481,224	81,465,520
	$392,732,527	359,848,068

C. Properties and Related Accumulated Depreciation and Amortization and Debt

A summary of the Company’s properties and related mortgages payable is as follows at December 31, 2002:

Classification	Mortgages Payable	Initial Cost	Cost of Subsequent Improvements	Total Cost	Accumulated Depreciation and Amortization	Net Cost
Shopping centers	$190,628,552	360,715,126	105,774,644	466,489,770	84,461,821	382,027,949
Bowling centers	—	2,200,106	71,706	2,271,812	1,382,994	888,818
Office buildings	2,528,736	9,439,113	1,336,503	10,775,616	3,476,987	7,298,629
Other rental properties	—	2,040,071	1,136,598	3,176,669	1,164,166	2,012,503
Other property	—	681,313	818,571	1,499,884	995,256	504,628
Operating properties	193,157,288	375,075,729	109,138,022	484,213,751	91,481,224	392,732,527
Properties in development	—	14,975,500	—	14,975,500	—	14,975,500
Properties held for development or sale	—	3,288,171	—	3,288,171	—	3,288,171
	$193,157,288	393,339,400	109,138,022	502,477,422	91,481,224	410,996,198

Mortgages payable at December 31, 2002 bear interest at a weighted average effective rate of 8.06% and mature in installments through 2020. Aggregate annual principal payments applicable to mortgages payable are as follows at December 31, 2002:

2003	$33,922,274
2004	3,409,318
2005	3,659,911
2006	22,651,478
2007	8,806,512
Thereafter	120,707,795
Total	$193,157,288

Principal payments for 2003 include approximately $30,648,000 relating to a balloon payment and the maturity of a short-term mortgage.  The Company expects to make these payments at or prior to the scheduled maturity dates from borrowings on its unsecured line of credit.  At December 31, 2002 and 2001, the estimated fair values of mortgages payable were $211,424,000 and $178,546,000, respectively.

Construction loans payable consist of the following:

	December 31,
	2002	2001
$9,000,000 loan payable in monthly installments, maturing in June 2004 and bearing interest at 7%	$8,566,871	8,888,921

$14,850,000 loan maturing March 2004 bearing interest at a variable rate based on LIBOR (2.93% at December 31, 2002)	2,800,000	—

$9,490,000 loan maturing January 2004 bearing interest at a variable rate based on LIBOR (3.03% at December 31, 2002)	9,047,459	4,498,368

$11,000,000 loan paid prior to maturity in January 2002	—	11,000,000
	$20,414,330	24,387,289

The loan maturing January 2004 provides for conversion to a fixed rate at the option of the Company after satisfying certain construction and operating conditions.  The Company also has the option to extend the maturity date until January 2007.

D. Properties in Development

Properties in development consist of the following:

	December 31,
	2002	2001
Land	$734,166	538,528
Construction in progress	13,125,644	14,590,040
Preconstruction costs	1,115,690	882,394
	$14,975,500	16,010,962

Costs of completed development projects are transferred to operating property costs when the project is completed, at which time depreciation and amortization commences.  Construction period interest cost capitalized during 2002, 2001 and 2000 was approximately $474,000, $940,000 and $1,142,000, respectively.

E. Notes and Accounts Receivable

The Company performs credit evaluations of prospective new tenants and requires security deposits where appropriate.  Tenants’ compliance with the terms of the leases is monitored closely and the allowance for doubtful accounts is established based on management’s analysis of the risk of loss on specific tenants, historical trends and other relevant information.  The allowance for doubtful accounts was $189,000 and $169,000 at December 31, 2002 and 2001, respectively.  Management believes adequate provision has been made for probable losses due to the credit risk of receivables.

F. Deferred Financing Costs

Deferred financing costs consist of the following:

	December 31,
	2002	2001
Costs related to subordinated debentures	$48,976	235,960
Costs related to line of credit	1,253,512	1,051,571
Costs related to operating properties’ debt	3,926,311	3,449,881
	5,228,799	4,737,412
Less accumulated amortization	2,929,087	2,498,238
	$2,299,712	2,239,174

G. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	December 31,
	2002	2001
Trade accounts payable	$6,429,151	7,640,278
Retainage on construction in progress	306,935	423,400
Accrued interest on subordinated debentures	21,328	106,394
Other accrued expenses and other liabilities	2,133,854	1,099,267
	$8,891,268	9,269,339

H. Notes Payable

Notes payable consist of line of credit borrowings of $25,500,000 and $42,500,000 at December 31, 2002 and 2001, respectively. The Company has an agreement with its primary bank that provides for a $100,000,000 unsecured line of credit ($75,000,000 prior to January 31, 2003). The loan maturity date is January 2006 (April 2003 prior to January 31, 2003).  The agreement contains covenants which provide for the maintenance of specified debt service coverage ratios, minimum levels of net worth, negative pledges concerning certain secured financings, and other requirements, among which is the requirement that the Company maintains its status as a REIT.  Effective January 31, 2003, the line bears interest at LIBOR plus 115 to 180 basis points depending on a defined corporate leverage ratio.  Prior thereto, the line bore interest at the prime rate (4.25% at December 31, 2002).  However, the Company had the option to fix the rate at LIBOR plus 1.25% for fixed periods from one to nine months. A stand-by fee was required by the bank for any unused portion of the line. At December 31, 2002, the unused line of credit available to the Company, subject to compliance with all terms and conditions of the agreement and net of outstanding letters of credit of $1,791,125, was $47,708,875.  The maximum level of borrowings under the line of credit was $55,500,000, $51,000,000 and $54,000,000 in 2002, 2001 and 2000, respectively. The average amounts of borrowings were approximately $31,708,000, $43,252,000 and $39,549,000 in 2002, 2001 and 2000, respectively, with weighted average interest rates approximating 3.3%, 5.9% and 8.0%.

I. Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003.  Interest on the debentures is paid semi-annually on March 15 and September 15.  The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments.  In 2002, $3,825,000 in debentures were converted to 364,277 common shares of beneficial interest.   In 2001, $8,292,000 in debentures were converted to 789,709 common shares of beneficial interest.  In 2000, $170,000 in debentures were converted to 16,189 common shares of beneficial interest.  The balance of the debentures, at December 31, 2002, of $959,000, if fully converted, would produce an additional 91,333 shares.  The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest.  The debentures are subordinate to all mortgages payable.  At December 31, 2002 and 2001, the estimated fair values of convertible subordinated debentures were $1,589,000 and $7,085,000, respectively.

J. Income Taxes

As discussed in Note A, the Company plans to maintain its status as a REIT and be taxed under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Accordingly, no provision has been made for Federal income taxes.  At December 31, 2002, the income tax bases of the Company’s assets and liabilities were approximately $319,000,000 and $249,000,000, respectively.

The net operating losses carried forward at December 31, 2002 for Federal income tax purposes aggregate approximately $12,000,000 and will begin to expire in 2006.

In connection with its election to be taxed as a REIT, the Company has elected to be subject to the “built-in gain” rules.  Under these rules, taxes may be payable at the time and to the extent that the net unrealized gains on the Company’s assets at the date of conversion to REIT status are recognized in taxable dispositions of such assets in the ten-year period following conversion. This ten-year period expires September 2003.  The remaining net unrealized gains were approximately $90,500,000 at December 31, 2002.  Management believes that the Company will not be required to make payments of taxes on built-in gains throughout the ten-year period due to the availability of the net operating loss carryforward to offset built-in gains which might be recognized and the potential for the Company to make nontaxable dispositions, if necessary.  Accordingly, at December 31, 2002, no deferred tax liability for built-in gains has been recognized.  It may be necessary to recognize a liability for such taxes in the future if management’s plans and intentions with respect to asset dispositions or the related tax laws change.

Following is a reconciliation of the Company’s net earnings to REIT taxable income:

	Years ended December 31,
	2002	2001	2000

Net earnings	$19,693,318	14,359,029	12,810,897
Book/tax difference on depreciation/amortization	(758,150)	(667,518)	302,399
Straight-line rents included in net earnings	(757,339)	—	—
Net prepaid rental income	(147,667)	831,791	170,557
Book/tax difference on vested portion of restricted stock	(226,141)	(504,637)	(381,847)
Other differences, net	(107,284)	455,469	144,749

Taxable income before deduction for dividends paid	17,696,737	14,474,134	13,046,755

Dividends paid deduction	(20,543,915)	(16,641,561)	(15,075,196)

REIT taxable income (loss)	$(2,847,178)	(2,167,427)	(2,028,441)

K. Shareholders’ Equity

Preferred Shares

At its inception on September 11, 1993, MART authorized 2,000,000 preferred shares of beneficial interest at a par value of $.01 per share.  At December 31, 2002, none of these shares were issued and outstanding.

Sale of Common Shares of Beneficial Interest

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share and on April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters’ over-allotment option.  The net proceeds of the sales of approximately $32,836,000 were used to repay two mortgage loans and pay down the unsecured line of credit.

Share-Based Compensation Plans

The Company has established a 1993 Omnibus share plan and a 1995 share option plan (“Plans”) under which trustees, officers and employees may be granted awards of share options, share appreciation rights, performance shares and/or restricted shares. The purposes of the Plans are to provide equity-based incentive compensation based on long-term appreciation in value of MART’s shares and to promote the interests of the Company and its shareholders by encouraging greater management ownership of the Company’s shares.

Share options granted generally vest over a three-year period, subject to certain conditions, typically have an exercise price equal to the market price at the grant date and have a maximum term of ten years.  The Company has not granted any share appreciation rights or performance shares.

Changes in options outstanding under the Plans are summarized as follows:

	Years ended December 31,
		2002		2001		2000
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Balance at beginning of year	565,704	$11.47	845,335	$11.03	529,600	$11.66
Options granted	—	—	5,300	12.64	406,233	10.12
Options exercised	(345,533)	11.52	(281,931)	10.17	(55,165)	10.09
Options canceled	(2,900)	10.27	(3,000)	10.00	(35,333)	11.47
Balance at end of year	217,271	$11.45	565,704	$11.47	845,335	$11.03
Options exercisable	185,270	$11.46	409,533	$11.90	567,302	$11.45

Information about options outstanding at December 31, 2002 is summarized as follows:

Exercise price per share	Options outstanding	Remaining life (years)	Options exercisable
$8.94	6,000	2.7	6,000
9.75	6,000	2.7	6,000
10.00	67,304	7.2	63,737
10.50	31,000	1.1	31,000
11.50	26,667	7.7	—
11.90	1,000	8.3	500
12.85	1,500	8.7	900
13.00	2,000	8.5	1,333
13.38	75,800	4.9	75,800
	217,271		185,270

Restricted Share Plan

The Company has a Restricted Share Plan that provides for grants of restricted share awards to persons who contribute to the growth of MART and is intended to establish a direct link between compensation and shareholder return.

There were no restricted share awards granted in 2002.  Awards granted in 2001 and 2000 aggregated 8,741 and 35,124 shares, respectively, with a weighted-average market value of $13.74 and $11.18 per share, respectively. Shares awarded are subject to forfeiture restrictions which lapse at defined annual rates to 2010, subject to the recipients’ continued employment with the Company. The Company recognizes the amortization of the fair value of the shares awarded as compensation costs over the terms of the awards.

Share Repurchase Plan

At December 31, 2002, the Company was authorized to repurchase up to 1,547,782 common shares of beneficial interest (from a total authorization of 3,000,000 common shares of beneficial interest) pursuant to its share repurchase plan.  In 2002 and 2000, the Company purchased 200 and 283,800 shares, respectively, at an average per share cost of $13.79 and $9.43, respectively.  During 2001, the Company did not purchase shares.  The excess of the purchase price over the par value of shares repurchased is applied to reduce additional paid-in capital.

L. Commitments

The Company leases the land relating to certain of its properties under operating leases expiring at various dates to 2052, subject to renewal options in most cases. Minimum rental commitments under leases in effect as of December 31, 2002 are as follows:

2003	$697,000
2004	697,000
2005	697,000
2006	644,000
2007	637,000
Thereafter	23,080,000
Total	$26,452,000

Certain of the leases contain purchase options and are subject to CPI increases.  All of the leases require the Company to pay real estate taxes.  Total annual minimum lease payments amounted to $685,000 in 2002, $657,000 in 2001 and $651,000 in 2000.

M. Leases

The Company’s shopping centers and other commercial properties are generally leased to tenants on a long-term basis.  All leases are classified as operating leases.  Future minimum lease payments receivable under noncancelable operating leases in effect as of December 31, 2002 are as follows:

2003	$56,120,000
2004	51,518,000
2005	47,405,000
2006	41,670,000
2007	37,322,000
Thereafter	251,770,000
Total	$485,805,000

The minimum future lease payments do not include contingent rentals, which may be paid under certain leases on the basis of a percentage of sales in excess of stipulated amounts.  Contingent rentals amounted to $1,920,000 in 2002, $1,640,000 in 2001 and $1,589,000 in 2000.  On a prospective basis, no more than 5.7% of annual rental revenue is derived from any one tenant, except Royal Ahold.  Royal Ahold minimum lease payments represent approximately 12% for the years 2003 through 2007 and 21% thereafter of the total minimum lease payments above.  The percentage of total minimum lease payments in the years beyond 2007 is higher than in the prior years due to the fact that Royal Ahold leases have long initial lease terms compared with other major tenants which generally use renewal option terms.  Renewal option minimum lease payments are not included in the totals above.

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

The accounting policies of the segments are the same as those of the Company described in Note A. Segment operating results are measured and assessed based on a performance measure known as Funds from Operations (“FFO”).  FFO is defined as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization, and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Operating results for the segments are summarized as follows:

	Years ended December 31,
	2002			2001			2000
	Shopping Centers	All Other	Total	Shopping Centers	All Other	Total	Shopping Centers	All Other	Total
Revenues	$67,011,657	2,363,510	69,375,167	60,264,215	2,192,160	62,456,375	55,538,377	2,046,746	57,585,123
Expenses, exclusive of depreciation and amortization of property and improvements	33,077,826	907,028	33,984,854	32,287,821	859,452	33,147,273	30,203,756	843,981	31,047,737
Minority interest	4,049,280	77,436	4,126,716	3,799,956	51,405	3,851,361	3,581,356	8,346	3,589,702
FFO	$29,884,551	1,379,046	31,263,597	24,176,438	1,281,303	25,457,741	21,753,265	1,194,419	22,947,684

A reconciliation of FFO to earnings from operations in the financial statements is summarized as follows:

	Years ended December 31,
	2002	2001	2000
FFO	$31,263,597	25,457,741	22,947,684
Depreciation and amortization of property and improvements	11,461,326	11,118,924	10,392,055
Earnings from operations	$19,802,271	14,338,817	12,555,629

Substantially all assets of the Company, with the exception of properties held for development or sale and cash and cash equivalents, are allocable to the Shopping Center segment.  Additions to long-lived assets of the segments are summarized as follows:

	Years ended December 31,
	2002	2001	2000
Shopping Centers:
Acquisitions	$27,169,359	10,849,901	16,786,510
Development	11,330,459	13,438,600	33,462,826
Property and improvements	4,897,275	3,339,186	1,807,478
	43,397,093	27,627,687	52,056,814

All others	112,885	24,642	113,091
Total	$43,509,978	27,652,329	52,169,905

O. Other Revenues

Other revenues consists of the following:

	Years ended December 31,
	2002	2001	2000
Interest and dividends	$60,507	125,217	162,988
Miscellaneous	593,576	348,445	268,761
	$654,083	473,662	431,749

P. Gain on Properties

The gain on properties for 2001 is due to the sale of land in Burlington, North Carolina.

Q. Earnings Per Share

The following table sets forth information relating to the computation of basic and diluted earnings per share:

	Years ended December 31,
	2002	2001	2000

Numerator:
Earnings before extraordinary gain (loss)	$19,802,271	14,359,029	12,555,629
Dividends on unvested restricted share awards	(249,811)	(285,959)	(288,102)
Numerator for basic earnings per share–earnings available to common shareholders	19,552,460	14,073,070	12,267,527
Interest on subordinated debentures	210,614	538,283	1,072,636
Numerator for diluted earnings per share–earnings available to common shareholders	$19,763,074	14,611,353	13,340,163

Denominator:(1)
Denominator for basic earnings per share–weighted average shares outstanding	17,050,883	14,268,487	13,538,886
Effect of dilutive securities:
Debentures	290,059	692,559	1,257,514
Unvested portion of restricted share awards and share options	85,350	49,264	9,804
Denominator for diluted earnings per share–adjusted weighted average shares	17,426,292	15,010,310	14,806,204

(1)               Effects of potentially dilutive securities are presented only in periods in which they are dilutive.  At December 31, 2002, the convertible subordinated debentures, if converted, would produce an additional 91,333 shares and the Units, if exchanged, would produce an additional 3,020,776 shares.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 – TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the trustees of MART and their remuneration, in the definitive proxy statement (to be filed pursuant to Regulation 14A) with respect to the election of trustees at the 2003 annual meeting of shareholders, is incorporated herein by reference.

The Executive Officers of MART are as follows:

Name	Age	Position and Business Experience
LeRoy E. Hoffberger	77	Chairman of the Board of MART since September 1993.

F. Patrick Hughes	55	President and CEO of MART since September 1993.

Paul F. Robinson	49	Executive Vice President of MART since March 1996.
		Vice President and Secretary/General Counsel of MART since September 1993.

Eugene T. Grady	54	Treasurer of MART since September 1993.

Deborah R. Cheek	43	Controller of MART since October 2001. Assistant Controller of MART from March 2000 to September 2001. Controller of Insurance Buyers’ Council, Inc. from March 1987 to February 2000.

Each executive officer is elected for a term expiring at the next regular annual meeting of the Board of Trustees of the Company or until his/her successor is duly elected and qualified.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant’s Proxy Statement to be filed with respect to the 2003 annual meeting of shareholders.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this item is incorporated by reference from the Registrant’s Proxy Statement to be filed with respect to the 2003 annual meeting of shareholders.  For information regarding the Company’s equity compensation plans, see Item 5 of this Form 10-K under the caption “Equity Compensation Plans”.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Registrant’s Proxy Statement to be filed with respect to the 2003 annual meeting of shareholders.

ITEM 14 – CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Controller, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (“Disclosure Controls”) and its “internal controls and procedures for financial reporting” (“Internal Controls”).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

(b)  CEO and CFO certifications.

Appearing immediately following the Signatures section of this Annual Report there are “Certifications” of the President and Chief Executive Officer and the Controller.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.  This section of the Annual Report which you are currently reading is the information concerning the Evaluation referred to in the above statement and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

(c)  Limitations of the effectiveness of controls.

The Company’s management, including the President and Chief Executive Officer and Controller, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d)  Conclusions.

Based upon the Evaluation, the Company’s President and Chief Executive Officer along with the Controller concluded that the Company’s Disclosure Controls are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

(e)  Changes in Internal Controls.

There were no significant changes in the Company’s Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses within the 90 days prior to the date of this report.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          1.  Financial Statements

(a)          2.  Financial Statement Schedule

Schedule III - Real estate and accumulated depreciation and amortization

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)          3.  Exhibits

Exhibit No.
3(a)	Declaration of Trust dated June 29, 1993 (incorporated by reference to Exhibit 3(a) to MART’s Registration Statement on Form S-11, File No. 33-66386).
3(b)	By-laws (incorporated by reference to Exhibit 3(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
3(c)	Amendment to Declaration of Trust dated August 4, 1998 (incorporated by reference to Exhibit 3(c) to MART’s Annual Report on Form 10-K for the year ended December 31, 1998).
4(a)	Specimen certificate for Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4(a) to MART’s Registration Statement on Form S-11, File No. 33-66386).
4(b)	Trust Indenture dated September 8, 1993, between MART and Security Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
10(a)

Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through November 14, 1997 (incorporated by reference to Exhibit 10(a) to MART’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(b)	Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by reference to MART’s Registration Statement on Form S-8, File No. 333-12161).
10(c)	Employment Agreement between BTR Realty, Inc., and F. Patrick Hughes (incorporated by reference to Exhibit 10(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
10(d)	Employment Agreement between BTR Realty, Inc., and Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART’s Registration Statement on Form S-11, File No. 33-66386).
10(e)

Amendment dated December 1, 1995 to Employment Agreement between MART and F. Patrick Hughes and MART and Paul F. Robinson (incorporated by reference to Exhibit 10(e) to MART’s Annual Report on Form 10-K for the year ended December 31, 1995).

10(f)	Commitment Letter from First National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART’s Registration Statement on Form S-11, File No.33-66386).
10(f)(1)	Financing Agreement dated April 23, 1999 between MART and the Named Banks (incorporated by reference to Exhibit 10(l) to MART’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10(g)	Agreement for Contribution of Interests dated April 1, 1997, among MART and the Contributors named therein (incorporated by reference to Exhibit (c) 1 to Form 8-K filed July 15, 1997).
10(h)	Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c) 2 to Form 8-K filed July 15, 1997).
10(i)	Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b) 1 to Form 8-K filed September 30, 1997).
10(j)	Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997 (incorporated by reference to Exhibit 10(j) to MART’s Annual Report on Form 10-K for the year ended December 31, 1997).
10(k)

Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation Plan, adopted on November 14, 1997 (incorporated by reference to Exhibit 10(k) to MART’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(l)	Financing agreement dated April 23,1999 with named banks (incorporated by reference to Exhibit 10.1 to MART’s quarterly report on Form 10-Q for the quarter ended March 31, 1999).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of KPMG LLP.*
99.1	Real Estate Investment Risks.*

*Filed herewith

(b)          Reports on Form 8-K

Form 8-K filed March 12, 2003 reporting selected financial information under Items 5 and 7.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2002		Initial cost to Company		Cost capitalized subsequent to acquisition
Description	Mortgages payable	Land	Buildings and improvements	Improvements	Carrying costs
					Land	Improvements
Shopping Centers
Arundel Plaza	$11,297,327	1,695,566	530,951	6,342,554	1,843,683	—
Brandywine Commons	—	—	12,164,821	79,804	—	—
Burke Town Plaza	—	—	2,936,134	4,634,207	—	—
Club Centre	4,982,017	2,029,919	3,600,663	137,614	—	—
Colonie Plaza	—	1,137,567	7,755,095	856,617	—	—
Columbia Plaza	—	999,739	6,887,711	4,040,445	158,988	—
Del Alba	6,907,693	2,270,000	7,882,217	155,779	—	—
Enchanted Forest	12,000,000	3,873,246	15,314,736	400,399	—	—
Fullerton Plaza	—	2,704,762	5,707,164	94,718	—	—
Glen Burnie Village	—	3,081,554	4,598,794	1,226,441	—	—
Greenbrier	13,291,292	6,001,144	21,261,297	—	—	—
Harford Mall	18,290,919	599,031	8,457,330	29,546,445	(12,954)	—
Ingleside	12,357,486	3,023,230	11,817,212	200,596	—	—
Little Glen	—	—	—	108,152	—	—
Lutherville Station	—	—	4,031,809	16,130,548	—	—
Milford Commons	—	673,306	3,789,682	56,470	—	—
New Town Village	12,089,689	4,381,666	9,547,434	218,691	—	—
North East Station	—	—	—	5,965,012	2,687,904	—
Patriots Plaza	—	—	1,709,846	680,507	—	—
Perry Hall Square	5,591,902	3,538,824	6,604,216	979,777	—	—
Perry Hall Super Fresh	—	4,550,000	5,527,054	—	—	—
Pottstown Plaza	—	3,649,140	7,100,993	134,390	—	—
Radcliffe	—	11,205,665	5,663,480	106,661	—	—
Rolling Road Plaza	—	338,791	1,632,268	3,250,700	—	(837,931)
Rosedale Plaza	7,560,000	1,024,712	3,217,926	5,373,993	—	—
Saucon Valley Square	8,203,534	—	4,560,182	2,045,242	4,292,700	—
Security Square	10,617,841	1,477,199	10,335,676	128,604	—	—
Shawan Plaza	12,928,346	2,055,695	13,930,839	295,274	—	—
Shoppes at Easton	—	2,600,000	10,379,069	73,954	—	—
Skyline Village	4,033,321	555,295	6,240,003	1,171,716	—	—
Smoketown Plaza	—	516,312	10,095,077	814,622	—	—
Spotsylvania Crossing	—	1,544,314	6,600,616	464,336	—	—
Stonehedge Square	5,403,726	1,151,500	7,202,742	73,275	—	—
Sudley Towne Plaza	—	789,881	3,736,837	542,138	—	—
Timonium Crossing	5,399,094	4,276,779	4,792,548	941,467	—	—
Timonium	10,440,261	6,252,248	12,090,955	1,472,983	—	—
Waverly Woods	11,895,036	3,484,670	7,998,007	334,722	—	—
Wayne Heights	—	1,546,720	3,837,159	183,905	—	—
Wayne Avenue Plaza	8,848,678	1,650,300	9,230,960	924,280	—	—
Wilkens Beltway Plaza	448,741	—	3,601,891	4,086,735	475,481	—
York Road Plaza	8,041,649	1,562,382	2,102,575	2,893,000	—	—
	190,628,552	86,241,157	274,473,969	97,166,773	9,445,802	(837,931)
Office Buildings
Orchard Square Office	2,528,736	1,160,666	2,959,390	247,577	—	—
Patriots Office	—	—	1,522,943	177,644	—	—
Wilkens Office I	—	—	1,383,102	413,237	—	—
Wilkens Office II	—	—	1,644,370	304,986	—	—
Wilkens Office III	—	—	768,642	193,059	—	—
	2,528,736	1,160,666	8,278,447	1,336,503	—	—
Bowling Centers
Clinton Bowl	—	—	457,764	63,297	—	—
Free State Bowl	—	180,025	740,082	2,719	—	—
Waldorf Bowl	—	243,139	579,096	5,690	—	—
	—	423,164	1,776,942	71,706	—	—
Other Rental Properties
Harford Business Center	—	395,536	1,190,692	187,683	235,022	—
Southwest Property	—	—	283,039	654,923	45,149	—
Waldorf Firestone	—	9,261	161,543	13,821	—	—
	—	404,797	1,635,274	856,427	280,171	—
Properties In Development	—	—	14,975,500	—	—	—
Properties Held For
Development or Sale	—	3,288,171	—	—	—	—
Other Property	—	—	681,313	818,571	—	—
	$193,157,288	91,517,955	301,821,445	100,249,980	9,725,973	(837,931)

December 31, 2002	Amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired	Life on which deprec. on latest income statement is computed
Description	Land	Buildings and improvements	Total
Shopping Centers
Arundel Plaza	$3,539,249	6,873,505	10,412,754	1,076,514		12/97	5-50 yrs.
Brandywine Commons	—	12,244,625	12,244,625	2,987,128		11/95	5-50 yrs.
Burke Town Plaza	—	7,570,341	7,570,341	2,693,943	7/79-7/82		5-50 yrs.
Club Centre	2,029,919	3,738,277	5,768,196	1,159,218		7/97	5-50 yrs.
Colonie Plaza	1,137,567	8,611,712	9,749,279	3,410,085	12/87		5-50 yrs.
Columbia Plaza	1,158,727	10,928,156	12,086,883	3,597,591	6/88		5-50 yrs.
Del Alba	2,270,000	8,037,996	10,307,996	701,833		9/98	5-50 yrs.
Enchanted Forest	3,873,246	15,715,135	19,588,381	2,923,806		7/97	5-50 yrs.
Fullerton Plaza	2,704,762	5,801,882	8,506,644	322,997		3/00	5-50 yrs.
Glen Burnie Village	3,081,554	5,825,235	8,906,789	983,621		7/97	5-50 yrs.
Greenbrier	6,001,144	21,261,297	27,262,441	219,489		8/02	5-50 yrs.
Harford Mall	586,077	38,003,775	38,589,852	16,965,396	12/73		5-50 yrs.
Ingleside	3,023,230	12,017,808	15,041,038	1,704,498		7/97	5-50 yrs.
Little Glen	—	108,152	108,152	82,508		7/97	5-50 yrs.
Lutherville Station	—	20,162,357	20,162,357	2,551,229		10/93	5-50 yrs.
Milford Commons	673,306	3,846,152	4,519,458	416,039		12/97	5-50 yrs.
New Town Village	4,381,666	9,766,125	14,147,791	1,612,702	12/95		5-50 yrs.
North East Station	2,687,904	5,965,012	8,652,916	687,009	2/96		5-50 yrs.
Patriots Plaza	—	2,390,353	2,390,353	1,229,575	6/84		5-50 yrs.
Perry Hall Square	3,538,824	7,583,993	11,122,817	3,290,167		7/97	5-50 yrs.
Perry Hall Super Fresh	4,550,000	5,527,054	10,077,054	96,727	4/02		5-50 yrs.
Pottstown Plaza	3,649,140	7,235,383	10,884,523	182,914		10/01	5-50 yrs.
Radcliffe	11,205,665	5,770,141	16,975,806	2,541,614		7/97	5-50 yrs.
Rolling Road Plaza	338,791	4,045,037	4,383,828	1,416,785	6/73		5-50 yrs.
Rosedale Plaza	1,024,712	8,591,919	9,616,631	1,900,684		10/89	5-50 yrs.
Saucon Valley Square	4,292,700	6,605,424	10,898,124	463,693		3/99	5-50 yrs.
Security Square	1,477,199	10,464,280	11,941,479	553,268	5/00		5-50 yrs.
Shawan Plaza	2,055,695	14,226,113	16,281,808	3,688,411		7/97	5-50 yrs.
Shoppes at Easton	2,600,000	10,453,023	13,053,023	1,912,196		9/94	5-50 yrs.
Skyline Village	555,295	7,411,719	7,967,014	2,983,674	5/88		5-50 yrs.
Smoketown Plaza	516,312	10,909,699	11,426,011	4,340,741	4/87		5-50 yrs.
Spotsylvania Crossing	1,544,314	7,064,952	8,609,266	2,857,784	5/87		5-50 yrs.
Stonehedge Square	1,151,500	7,276,017	8,427,517	415,502		3/00	5-50 yrs.
Sudley Towne Plaza	789,881	4,278,975	5,068,856	1,939,166	7/84		5-50 yrs.
Timonium Crossing	4,276,779	5,734,015	10,010,794	1,143,281		7/97	5-50 yrs.
Timonium	6,252,248	13,563,938	19,816,186	2,212,402		7/97	5-50 yrs.
Waverly Woods	3,484,670	8,332,729	11,817,399	475,626	4/00		5-50 yrs.
Wayne Heights	1,546,720	4,021,064	5,567,784	452,308		1/98	5-50 yrs.
Wayne Avenue Plaza	1,650,300	10,155,240	11,805,540	1,069,754		2/98	5-50 yrs.
Wilkens Beltway Plaza	475,481	7,688,626	8,164,107	2,500,875	5/81		5-50 yrs.
York Road Plaza	1,562,382	4,995,575	6,557,957	2,699,068		11/85	5-50 yrs.
	95,686,959	370,802,811	466,489,770	84,461,821
Office Buildings
Orchard Square Office	1,160,666	3,206,967	4,367,633	810,563		7/97	5-50 yrs.
Patriots Office	—	1,700,587	1,700,587	674,102	8/85		5-50 yrs.
Wilkens Office I	—	1,796,339	1,796,339	856,667	1/85		5-50 yrs.
Wilkens Office II	—	1,949,356	1,949,356	808,554	1/87		5-50 yrs.
Wilkens Office III	—	961,701	961,701	327,101	1/91		5-50 yrs.
	1,160,666	9,614,950	10,775,616	3,476,987
Bowling Centers
Clinton Bowl	—	521,061	521,061	347,621	8/71		5-50 yrs.
Free State Bowl	180,025	742,801	922,826	735,580	3/78		5-50 yrs.
Waldorf Bowl	243,139	584,786	827,925	299,793	3/79		5-50 yrs.
	423,164	1,848,648	2,271,812	1,382,994
Other Rental Properties
Harford Business Center	630,558	1,378,375	2,008,933	471,649	4/90		5-50 yrs.
Southwest Property	45,149	937,962	983,111	606,633	4/68		5-50 yrs.
Waldorf Firestone	9,261	175,364	184,625	85,884	9/78		5-50 yrs.
	684,968	2,491,701	3,176,669	1,164,166
Properties In Development	—	14,975,500	14,975,500	—	Various
Properties Held For Development or Sale	3,288,171	—	3,288,171	—
Other Property	—	1,499,884	1,499,884	995,256		9/82-12/98	3-10 yrs.
	$101,243,928	401,233,494	502,477,422	91,481,224

(1) The changes in total cost of properties are as follows:

	Year ended December 31,
	2002	2001	2000
Balance beginning of year	$460,612,721	433,497,466	381,716,196
Additions during year:
Acquisitions	27,169,359	10,849,901	16,786,510
Improvements	5,010,160	3,363,828	1,920,569
Development operations	11,330,459	13,438,600	33,462,826
	43,509,978	27,652,329	52,169,905
Deductions during year:
Cost of real estate sold	—	(299,439)	—
Retirements and disposals	(1,645,277)	(237,635)	(388,635)
	(1,645,277)	(537,074)	(388,635)

Balance end of year	$502,477,422	460,612,721	433,497,466

(2) The changes in accumulated depreciation are as follows:

	Year ended December 31,
	2002	2001	2000
Balance beginning of year	$(81,465,520)	(70,435,693)	(60,097,298)
Depreciation and amortization	(11,461,326)	(11,118,924)	(10,392,055)
Retirements, disposals and sales	1,445,622	89,097	53,660
Balance end of year	$(91,481,224)	(81,465,520)	(70,435,693)

(3) The aggregate cost of properties for Federal income tax purposes is approximately $443,000,000 at December 31, 2002.

(4)    See Item 2 for geographic location of properties.

(5)    Free State includes one bowling center in Illinois.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID-ATLANTIC REALTY TRUST

Date:	03/12/03	/s/ F. Patrick Hughes
F. Patrick Hughes, President and Chief Executive Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Date:	03/12/03	/s/ LeRoy E. Hoffberger
LeRoy E. Hoffberger, Chairman

Date:	03/12/03	/s/ F. Patrick Hughes
F. Patrick Hughes, President and Chief Executive Officer, Trustee

Date:	03/12/03	/s/ Eugene T. Grady
Eugene T. Grady, Treasurer

Date:	03/12/03	/s/ Deborah R. Cheek
Deborah R. Cheek, Controller

Date:	03/12/03	/s/ David F. Benson
David F. Benson, Trustee

Date:	03/12/03	/s/ Marc P. Blum
Marc P. Blum, Trustee

Date:	03/12/03	/s/ Robert A. Frank
Robert A. Frank, Trustee

Date:	03/12/03	/s/ M. Ronald Lipman
M. Ronald Lipman, Trustee

Date:	03/12/03	/s/ Daniel S. Stone
Daniel S. Stone, Trustee

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

CERTIFICATIONS

I, F. Patrick Hughes, President and Chief Executive Officer of Mid-Atlantic Realty Trust, certify that:

1.               I have reviewed this annual report on Form 10-K of Mid-Atlantic Realty Trust;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	03/12/03	/s/ F. Patrick Hughes
F. Patrick Hughes
President and Chief Executive Officer

I, Deborah R. Cheek, Controller of Mid-Atlantic Realty Trust, certify that

1.               I have reviewed this annual report on Form 10-K of Mid-Atlantic Realty Trust;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	03/12/03	/s/ Deborah R. Cheek
Deborah R. Cheek
Controller

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Declaration of Trust dated June 29, 1993 (incorporated by reference to Exhibit 3(a) to MART’s Registration Statement on Form S-11, File No. 33-66386).
3(b)	By-laws (incorporated by reference to Exhibit 3(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
3(c)	Amendment to Declaration of Trust dated August 4, 1998 (incorporated by reference to Exhibit 3(c) to MART’s Annual Report on Form 10-K for the year ended December 31, 1998).
4(a)	Specimen certificate for Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4(a) to MART’s Registration Statement on Form S-11, File No. 33-66386).
4(b)	Trust Indenture dated September 8, 1993, between MART and Security Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
10(a)

Mid-Atlantic Realty Trust 1993 Omnibus Share Plan, as amended through November 14, 1997 (incorporated by reference to Exhibit 10(a) to MART’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(b)	Mid-Atlantic Realty Trust 1995 Stock Option Plan (incorporated by reference to MART’s Registration Statement on Form S-8, File No. 333-12161).
10(c)	Employment Agreement between BTR Realty, Inc., and F. Patrick Hughes (incorporated by reference to Exhibit 10(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
10(d)	Employment Agreement between BTR Realty, Inc., and Paul F. Robinson (incorporated by reference to Exhibit 10(c) to MART’s Registration Statement on Form S-11, File No. 33-66386).
10(e)

Amendment dated December 1, 1995 to Employment Agreement between MART and F. Patrick Hughes and MART and Paul F. Robinson (incorporated by reference to Exhibit 10(e) to MART’s Annual Report on Form 10-K for the year ended December 31, 1995).

10(f)	Commitment Letter from First National Bank of Md. for Line of Credit to MART (incorporated by reference to Exhibit 10(d) to MART’s Registration Statement on Form S-11, File No.33-66386).
10(f)(1)	Financing Agreement dated April 23, 1999 between MART and the Named Banks (incorporated by reference to Exhibit 10(l) to MART’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10(g)	Agreement for Contribution of Interests dated April 1, 1997, among MART and the Contributors named therein (incorporated by reference to Exhibit (c) 1 to Form 8-K filed July 15, 1997).
10(h)	Agreement of Limited Partnership of MART Limited Partnership dated as of June 30, 1997 (incorporated by reference to Exhibit (c) 2 to Form 8-K filed July 15, 1997).
10(i)	Partnership Purchase and Sale Agreement among BTR Gateway, Inc., MART, and Prentiss Properties Acquisition, L.P. (incorporated by reference to Exhibit (b) 1 to Form 8-K filed September 30, 1997).
10(j)	Mid-Atlantic Realty Trust Restricted Share Plan, adopted on November 14, 1997 (incorporated by reference to Exhibit 10(j) to MART’s Annual Report on Form 10-K for the year ended December 31, 1997).
10(k)

Mid-Atlantic Realty Trust Non-Employee Trustee Deferred Compensation Plan, adopted on November 14, 1997 (incorporated by reference to Exhibit 10(k) to MART’s Annual Report on Form 10-K for the year ended December 31, 1997).

10(l)	Financing agreement dated April 23,1999 with named banks (incorporated by reference to Exhibit 10.1 to MART’s quarterly report on Form 10-Q for the quarter ended March 31, 1999).
12	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23	Consent of KPMG LLP.*
99.1	Real Estate Investment Risks.*

*Filed herewith