Form 10-Q
period 2003-03-31
MID ATLANTIC REALTY TRUST
filed 2003-04-30
CIK 909298

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

☒    Yes   ☐    No

As of April 23, 2003, 18,077,245 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding.

MID-ATLANTIC REALTY TRUST

AND SUBSIDIARIES

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	March 31, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
Properties:
Operating properties	$485,536,530	484,213,751
Less accumulated depreciation and amortization	94,279,611	91,481,224
	391,256,919	392,732,527
Properties in development	16,643,095	14,975,500
Properties held for development or sale	3,095,805	3,288,171
	410,995,819	410,996,198

Cash and cash equivalents	23,279,411	3,716,186
Notes and accounts receivable - tenants and other	4,811,361	3,833,527
Prepaid expenses and deposits	2,839,472	3,497,749
Deferred financing costs, net	3,048,845	2,299,712
	$444,974,908	424,343,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued expenses and other liabilities	$9,696,647	8,891,268
Notes payable	44,500,000	25,500,000
Construction loans payable	22,324,214	20,414,330
Mortgages payable	192,329,282	193,157,288
Convertible subordinated debentures	609,000	959,000
Deferred income	9,437	9,437
	269,468,580	248,931,323

Minority interest in consolidated joint ventures	32,492,738	32,648,800

Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value, authorized 2,000,000 shares, issued and outstanding, none	—	—
Common shares of beneficial interest, $.01 par value, authorized 100,000,000 shares, issued and outstanding 18,074,865 and 17,971,818 shares, respectively	180,749	179,718
Additional paid-in capital	177,815,002	177,257,630
Distributions in excess of accumulated earnings	(34,982,161)	(34,674,099)
	143,013,590	142,763,249

	$444,974,908	424,343,372

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

(UNAUDITED)

	Three months ended March 31,
	2003	2002

REVENUES:
Minimum rents	$14,773,108	12,710,274
Percentage rents	399,135	356,732
Tenant recoveries	4,049,318	2,653,081
Other	50,295	175,461
	19,271,856	15,895,548
EXPENSES:
Interest	4,270,644	4,194,271
Depreciation and amortization of property and improvements	2,798,387	2,906,469
Operating	4,967,697	3,433,282
General and administrative	941,794	718,914
	12,978,522	11,252,936

EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST AND GAIN ON SALE OF LAND	6,293,334	4,642,612

Minority interest	(1,023,488)	(864,472)
Gain on sale of land	14,320	—

NET EARNINGS	$5,284,166	3,778,140

NET EARNINGS PER SHARE - BASIC AND DILUTED	$0.29	0.24

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(UNAUDITED)

	Three months ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,284,166	3,778,140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,798,387	2,906,469
Minority interest in earnings	1,023,488	864,472
Amortization of deferred financing costs	321,795	150,067
Gain on sale of land	(14,320)	—
Changes in operating assets and liabilities:
Decrease (increase) in assets	(319,557)	1,059,480
Increase (decrease) in liabilities	805,379	(37,147)
Other, net	130,626	91,796
Total adjustments	4,745,798	5,035,137
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,029,964	8,813,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(2,941,136)	(3,521,981)
Proceeds from sale of land	206,686	—
Payments to minority partners	(1,179,550)	(1,187,503)
NET CASH USED BY INVESTING ACTIVITIES	(3,914,000)	(4,709,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	52,000,000	30,000,000
Principal payments on notes payable	(33,000,000)	(50,500,000)
Proceeds from mortgages payable	—	10,700,000
Principal payments on mortgages payable	(828,006)	(7,769,246)
Proceeds from construction loans payable	2,003,139	2,800,000
Principal payments on construction loans payable	(93,255)	(11,059,973)
Deferred financing costs	(1,071,812)	(18,472)
Proceeds from exercise of share options	30,805	614,692
Net proceeds from sale of common shares	—	28,584,817
Dividends paid	(5,592,228)	(4,489,232)
Other, net	(1,382)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	13,447,261	(1,137,414)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,563,225	2,966,379

CASH AND CASH EQUIVALENTS, beginning of period	3,716,186	2,602,202

CASH AND CASH EQUIVALENTS, end of period	$23,279,411	5,568,581

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of subordinated debentures, net of deferred financing costs	$349,116	257,982
Conversion of Operating Partnership Units	—	311,610

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

The Company has an equity interest in 41 operating shopping centers, 36 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the “Properties”.  The Company also owns approximately 78 acres of undeveloped land parcels varying in size from three to twenty-nine acres.

All of MART’s interests in properties are held directly or indirectly by, and all of its operations relating to the Properties are conducted through the Operating Partnership.  Units of partnership interest in the Operating Partnership (“Units”) may be exchanged by the limited partners for cash or common shares of beneficial interest in MART at the option of the Company on a one-for-one basis.  MART controls the Operating Partnership as the sole general partner, and owns approximately 86% of the Units at March 31, 2003.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.  The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three-month periods ended March 31, 2003 and March 31, 2002 and the consolidated statements of cash flows for the three-month periods ended March 31, 2003 and March 31, 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included.   The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

The financial statements have been prepared using the accounting policies described in the Company’s 2002 annual report on Form 10-K, except that effective January 1, 2003, the Company began using the fair-value method to account for employee stock compensation awards.  The effect of the change was immaterial.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Upon adoption of SFAS No. 145, the Company will be required to apply the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishment of debt. The Company adopted the provisions relating to the rescission of SFAS No. 4 on January 1, 2003 and determined that gains and losses previously recognized as early extinguishment of debt were not extraordinary items under the criteria of APB No. 30; however, there were no gains and losses from extinguishment of debt during the three-month periods ended March 31, 2003 and 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation required certain disclosures.  Effective in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees.  The adoption of Interpretation No. 45 had no effect on the financial statements, as the Company has no obligations within the scope of the Interpretation as of March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation and requires disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  Effective January 1, 2003, the Company adopted the fair-value based method of accounting for stock-based compensation.  The Company elected to use the prospective method of transition to the fair-value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

New Accounting Standards (Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”).  This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which the Company acquires an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which the Company acquired an interest before February 1, 2003. The Company does not expect that the adoption of Interpretation No. 46 will have a material impact on the financial statements.

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

Segment operating results are measured and assessed based on a performance measure known as Funds from Operations (“FFO”).  FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses from sales of operating properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.  The Company’s FFO may not be comparable to the FFO of other REIT’s if they do not define similarly entitled items exactly as the Company defines them or if they interpret the NAREIT definition differently.

Operating results for the segments are summarized as follows for the three-month periods ended March 31, 2003 and March 31, 2002:

	Three months ended March 31,
	2003			2002
	Shopping Centers	All Other	Total	Shopping Centers	All Other	Total
Revenues	$18,678,671	593,185	19,271,856	15,338,670	556,878	15,895,548

Expenses, exclusive of depreciation and amortization of property and improvements	9,940,563	239,572	10,180,135	8,138,186	208,281	8,346,467
Minority Interest	1,001,959	21,529	1,023,488	846,247	18,225	864,472
Gain on sale of land	—	14,320	14,320	—	—	—
FFO	$7,736,149	346,404	8,082,553	6,354,237	330,372	6,684,609

A reconciliation of FFO reported above to net earnings in the financial statements is summarized as follows:

	Three months ended March 31,
	2003	2002
Operating results:
FFO	$8,082,553	6,684,609
Depreciation and amortization of property and improvements	2,798,387	2,906,469

Net earnings	$5,284,166	3,778,140

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2003	2002

Numerator:
Net earnings	$5,284,166	3,778,140
Dividends on unvested restricted share awards	(66,498)	(62,519)
Numerator for basic earnings per share-earnings available to common shareholders	5,217,668	3,715,621
Interest on subordinated debentures	19,874	90,430
Numerator for diluted earnings per share-earnings available to common shareholders	$5,237,542	3,806,051

Denominator:(1)
Denominator for basic earnings per share-weighted average shares outstanding	17,853,035	15,427,779
Effect of dilutive securities:
Debentures	64,604	445,291
Unvested portion of restricted share awards and share options	97,546	114,720
Denominator for diluted earnings per share-adjusted weighted average shares	18,015,185	15,987,790

(1) Effects of potentially dilutive securities are presented only in periods in which they are dilutive.  At March 31, 2003, the convertible subordinated debentures, if converted, would produce an additional 58,000 shares and the Units, if exchanged, would produce an additional 3,020,776 shares.

Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003.  Interest on the debentures is paid semi-annually on March 15 and September 15.  The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at March 31, 2003, of $609,000, if fully converted, would produce an additional 58,000 shares.  The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest.  The debentures are subordinate to all mortgages payable.

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

Share-Based Compensation Plans

Through 2002, the Company applied the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for share-based compensation plans.  Under this method, compensation expense was recorded for awards of stock or options to employees only if the market price of the stock on the grant date exceeded the amount the employee was required to pay to acquire the stock.  Effective January 1, 2003, the Company adopted the fair-value based method of accounting for share-based compensation costs.  The Company elected to use the prospective method of transition to the fair-value method provided in SFAS No. 148 and, accordingly, the method is being applied for all employee stock compensation awards granted, modified or settled on or after January 1, 2003.

The following table summarizes pro forma effects on net earnings and net earnings per share if the fair-value method had been used to account for all stock-based compensation awards made since 1995:

	Three months ended March 31,
	2003	2002

Net earnings, as reported	$5,284,166	3,778,140
Add: Share-based employee compensation expense included in reported net earnings	105,839	61,016
Deduct: Total share-based employee compensation expense determined under fair-value based method for all awards	154,908	110,085

Pro forma net earnings	$5,235,097	3,729,071

Earnings per share:
Basic:
As reported	$0.29	0.24
Pro forma	$0.29	0.24
Diluted:
As reported	$0.29	0.24
Pro forma	$0.29	0.23

Part I. FINANCIAL INFORMATION

ITEM 2.

MID-ATLANTIC REALTY TRUST

Management’s Discussion And Analysis
Of Financial Condition And Results Of Operations

The following discussion and analysis of operating results covers each of the Company’s business segments for the three-month periods ended March 31, 2003 and March 31, 2002.

Management believes that a segment analysis provides the most effective means of understanding the business.  Segment data is reported using the accounting policies followed by the Company for internal reporting to management.  These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and disposition transactions and openings of newly developed or redeveloped properties.  Information related to shopping center acquisitions and developments/redevelopments completed during 2003 and 2002 is summarized in the following table:

Property	Transaction or Opening Date

Acquisition

Greenbrier Shopping Center	August 2002

Development/Redevelopment

Perry Hall Super Fresh Shopping Center	April 2002

Comparison of three months ended March 31, 2003 to three months ended March 31, 2002:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$18,679	15,339
Operating and interest expenses, exclusive of depreciation and amortization	9,941	8,138
Depreciation and amortization	2,705	2,789
Minority interest	1,002	846
Earnings from operations	$5,031	3,566

Revenues from shopping centers increased by $3,340,000 in 2003 due primarily to the operations of the property acquired and the development/redevelopment project opened in 2002 ($1,037,000), the impact of recognizing rents due from tenants under leases on a straight-line basis ($413,000), a significant increase in recovery income related to increased snowfall ($1,081,000) and other net rental and occupancy changes ($809,000).

Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $1,803,000 in 2003.  Operating expenses increased by $1,534,000 due primarily to the operations of the property acquired and the development/redevelopment project opened in 2002 ($221,000) and a significant increase in expense related to increased snowfall ($1,163,000).  Interest expense increased $269,000 due primarily to the property acquired and the development/redevelopment property opened in 2002 ($255,000), partially offset by lower rates on variable rate debt and the effects of debt refinancings and retirements.  Depreciation and amortization expense decreased by $84,000 in 2003 due primarily to the effects of fully depreciated assets ($328,000), partially offset by the acquisition and development/redevelopment project referred to above ($176,000).

All Other Properties

Operating results are summarized as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues	$593	557
Operating and interest expenses, exclusive of depreciation and amortization	239	208
Depreciation and amortization	93	118
Minority interest	22	18
Gain on sale of land	14	—
Earnings from operations	$253	213

There were no significant changes in the operating results of all other properties during the period.

Funds from Operations

The Company uses a supplemental performance measure along with net earnings to report its operating results. This measure is referred to as Funds from Operations (“FFO”). FFO is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis. FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity.  The Company’s FFO may not be comparable to the FFO of other REIT’s if they do not define similarly entitled items exactly as the Company defines them or if they interpret the NAREIT definition differently.

FFO was $8,082,000 and $6,685,000 for the three-months ended March 31, 2003 and 2002, respectively.  The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

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

The Company had cash and cash equivalents of $23,279,411 at March 31, 2003.  Included in the balance is $18,500,000 for the repayment of the Harford Mall mortgage, which was paid in full on April 1, 2003.

Net cash provided by operating activities was $10,030,000 and $8,813,000 for the three-months ended March 31, 2003 and 2002, respectively.  The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results.  The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

Net cash used by investing activities decreased by $795,000 to $3,914,000 in 2003 from $4,709,000 in 2002.  The decrease was due primarily to lower levels of development/redevelopment activity in 2003.

Net cash provided by financing activities was $13,447,000 in 2003 and net cash used by financing activities was $1,137,000 in 2002.  The change in cash flows from financing activities in 2003 is due primarily to net debt borrowings of $20,082,000 in 2003 as compared to net repayments of $25,829,000 in 2002, partially offset by an increase in deferred financing costs ($1,053,000) primarily related to the renegotiation of the terms of the unsecured line of credit, the net proceeds from the sale of common shares of beneficial interest ($28,583,000) in 2002 and an increase in dividends paid ($1,103,000) due to increases in the number of common shares outstanding and the dividend per share.

Cautionary Disclosure Relating to Forward Looking Statements

Statements made in this document include forward looking statements under the federal securities laws.  Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward looking statements.  While these statements reflect the Company’s good faith beliefs based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates, they are not guarantees of future performance, involve known and unknown risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, and should not be relied upon as predictions of future events.  Factors which could impact future results include (among other things) general economic conditions, local real estate conditions, oversupply of available space, financial condition of tenants, timely ability to lease or re-lease space upon favorable economic terms, agreements with anchor tenants, interest rates, availability of financing, competitive factors and similar considerations.  The Company disclaims any obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.  For a discussion of risks and uncertainties that could cause actual results to differ materially from those contained in the forward looking statements, see “Real Estate Investment Risks” filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2002.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk information since December 31, 2002, except that variable rate debt outstanding increased from $49,347,000 at December 31, 2002 to $70,351,000 at March 31, 2003.  The March 31, 2003 balance includes an $18,500,000 draw on the unsecured line of credit for the repayment of the Harford Mall mortgage, which was paid in full on April 1, 2003.

Part I. FINANCIAL INFORMATION

Item 4.

MID-ATLANTIC REALTY TRUST

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

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the President and Chief Executive Officer and Controller, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

(b)  CEO and CFO certifications.

Appearing immediately following the Signatures section of this quarterly report there are “Certifications” of the President and Chief Executive Officer and the Controller.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.  This section of the quarterly report which you are currently reading is the information concerning the Evaluation referred to in the above statement and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Part II. OTHER INFORMATION

MID-ATLANTIC REALTY TRUST

Other Information

Item 1.  Legal Proceedings

In the ordinary course of business, the Company is involved in legal proceedings.  However, there are no material legal proceedings pending against the Company.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Part II. OTHER INFORMATION

Item 5.  Other Information - Selected Financial Data

The following table sets forth summary financial data, which has been prepared by the Company without audit.  Management believes the following data should be used as a supplement to the historical statements of operations.  The data should be read in conjunction with the historical financial statements and the notes thereto.

MID - ATLANTIC REALTY TRUST

Selected Financial Data

(In thousands, except share data and per share data)

	Three months ended March 31,
	2003	2002

Revenues	$19,272	15,896

Net earnings	$5,284	3,778

Net earnings per share - basic and diluted	$0.29	0.24

Total assets	$444,975	392,000

Indebtedness -
Total mortgages, convertible debentures,
construction loans and notes payable	$259,762	215,852

Net cash flow:
Provided by operating activities	$10,030	8,813
Used by investing activities	$(3,914)	(4,709)
Provided (used) by financing activities	$13,447	(1,137)

Cash dividends paid per share	$0.310	0.295

Weighted average number of shares outstanding: EPS
Basic	17,853,035	15,427,779
Diluted	18,015,185	15,987,790

RECONCILIATION OF NET EARNINGS TO FFO(1)

Net earnings	$5,284	3,778
Depreciation	2,798	2,907
FFO	$8,082	6,685

(1) The Company believes that Funds from Operations (“FFO”) provides relevant and meaningful information about its operating performance that is necessary, along with net earnings, for an understanding of its operating results.  Funds from operations is defined by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as net earnings (computed in accordance with accounting principles generally accepted in the United States of America), excluding cumulative effects of changes in accounting principles, extraordinary items and gains or losses on sales of properties, plus depreciation and amortization and after adjustments to record unconsolidated partnerships and joint ventures on the same basis.  FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America.  FFO is not indicative that cash flows are adequate to fund all cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. The Company’s FFO may not be comparable to the FFO of other REIT’s if they do not define similarly entitled items exactly as the Company defines them or if they interpret the NAREIT definition differently.

Part II. OTHER INFORMATION

Item 6.

MID-ATLANTIC REALTY TRUST

Exhibits and Reports on Form 8-K

(a)          Exhibit No.

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

(b)         Form 8-K filed April 30, 2003 reporting selected financial information under Items 7 and 9.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
(Registrant)

Date:	4/30/03	/s/ F. Patrick Hughes
F. Patrick Hughes
President and Chief Executive Officer

Date:	4/30/03	/s/ Deborah R. Cheek
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

Date:	04/30/03	/s/ F. Patrick Hughes
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

Date:	04/30/03	/s/ Deborah R. Cheek
Deborah R. Cheek
Controller

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Declaration of Trust dated June 29, 1993 (incorporated by reference to Exhibit 3(a) to MART’s Registration Statement on Form S-11, File No. 33-66386).
3(b)	By-laws (incorporated by reference to Exhibit 3(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
3(c)	Amendment to Declaration of Trust dated August 4, 1998 (incorporated by reference to Exhibit 3(c) to MART’s Annual Report on Form 10-K for the year ended December 31, 1998).
4(a)	Specimen certificate for Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4(a) to MART’s Registration Statement on Form S-11, File No. 33-66386).
4(b)	Trust Indenture dated September 8, 1993, between MART and Security Trust Company, N.A. (incorporated by reference to Exhibit 4(b) to MART’s Registration Statement on Form S-11, File No. 33-66386).
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