Form 10-Q
period 2003-06-30
MID ATLANTIC REALTY TRUST
filed 2003-08-14
CIK 909298

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

☒      Yes      ☐      No

As of August 4, 2003, 18,082,582 common shares of beneficial interest of Mid-Atlantic Realty Trust were outstanding.

MID-ATLANTIC REALTY TRUST

AND SUBSIDIARIES

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Balance Sheets

	As of
	June 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS

Properties:
Operating properties	$483,448,087	484,213,751
Less accumulated depreciation and amortization	94,210,938	91,481,224
	389,237,149	392,732,527
Properties in development	17,544,170	14,975,500
Properties held for development or sale	3,095,805	3,288,171
	409,877,124	410,996,198

Cash and cash equivalents	4,154,426	3,716,186
Notes and accounts receivable - tenants and other	4,754,790	3,833,527
Prepaid expenses and deposits	1,868,333	3,497,749
Deferred financing costs, net	2,875,734	2,299,712
	$423,530,407	424,343,372

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$8,426,048	8,891,268
Notes payable	61,500,000	25,500,000
Construction loans payable	16,610,343	20,414,330
Mortgages payable	161,363,573	193,157,288
Convertible subordinated debentures	539,000	959,000
Deferred income	9,437	9,437
	248,448,401	248,931,323

Minority interest in consolidated joint ventures	32,165,210	32,648,800

Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value, authorized 2,000,000 shares, issued and outstanding, none	—	—
Common shares of beneficial interest, $.01 par value, authorized 100,000,000 shares, issued and outstanding 18,082,217 and 17,971,818, respectively	180,822	179,718
Additional paid-in capital	178,061,798	177,257,630
Distributions in excess of accumulated earnings	(35,325,824)	(34,674,099)
	142,916,796	142,763,249

	$423,530,407	424,343,372

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Operations

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

REVENUES:
Minimum rents	$14,907,589	13,952,481	29,680,697	26,662,755
Percentage rents	314,222	341,844	713,357	698,576
Tenant recoveries	2,902,205	2,841,853	6,951,523	5,494,934
Other	111,595	76,768	161,890	252,229
	18,235,611	17,212,946	37,507,467	33,108,494

EXPENSES:
Interest	3,808,465	4,124,453	8,079,109	8,318,724
Depreciation and amortization of property and improvements	2,808,535	2,982,990	5,606,922	5,889,459
Operating	3,716,713	3,584,921	8,684,410	7,018,203
General and administrative	1,655,521	974,482	2,597,315	1,693,396
Other provisions and losses	—	108,953	—	108,953
	11,989,234	11,775,799	24,967,756	23,028,735

EARNINGS FROM OPERATIONS BEFORE MINORITY INTEREST AND GAIN ON SALE OF LAND	6,246,377	5,437,147	12,539,711	10,079,759

Minority interest	(984,673)	(934,643)	(2,008,161)	(1,799,115)
Gain on sale of land	—	—	14,320	—

NET EARNINGS	$5,261,704	4,502,504	10,545,870	8,280,644

NET EARNINGS PER SHARE - BASIC and DILUTED	$0.29	0.25	0.58	0.49

See accompanying notes to consolidated financial statements.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(UNAUDITED)

	Six months ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,545,870	8,280,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Other provisions and losses	—	108,953
Depreciation and amortization	5,606,922	5,889,459
Minority interest in earnings	2,008,161	1,799,115
Amortization of deferred financing costs	576,192	295,422
Gain on sale of land	(14,320)	—
Changes in operating assets and liabilities:
Decrease in assets	708,153	2,091,248
Decrease in liabilities	(465,220)	(3,530,754)
Other, net	262,323	173,715
Total adjustments	8,682,211	6,827,158
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,228,081	15,107,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to properties	(4,589,595)	(9,178,198)
Proceeds from sale of land	206,686	—
Payments to minority partners	(2,491,751)	(2,221,627)
NET CASH USED BY INVESTING ACTIVITIES	(6,874,660)	(11,399,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	110,500,000	49,500,000
Principal payments on notes payable	(74,500,000)	(60,000,000)
Proceeds from mortgages payable	—	10,700,000
Principal payments on mortgages payable	(31,793,715)	(19,464,328)
Proceeds from construction loans payable	4,794,565	2,868,477
Principal payments on construction loans payable	(8,598,552)	(11,145,224)
Deferred financing costs	(1,153,217)	(100,157)
Proceeds from exercise of share options	34,715	1,045,568
Net proceeds from sale of common shares	—	32,844,103
Dividends paid	(11,197,595)	(9,727,888)
Other, net	(1,382)	—
NET CASH USED BY FINANCING ACTIVITIES	(11,915,181)	(3,479,449)

NET INCREASE IN CASH AND CASH EQUIVALENTS	438,240	228,528

CASH AND CASH EQUIVALENTS, beginning of period	3,716,186	2,602,202

CASH AND CASH EQUIVALENTS, end of period	4,154,426	2,830,730

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of subordinated debentures, net of deferred financing costs	$418,997	1,985,397
Conversion of Operating Partnership Units	—	340,280
Additional Operating Partnership Units issued	—	281,612

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

The Company has an equity interest in 41 operating shopping centers, 36 of which are wholly owned by the Company and five in which the Company has interests ranging from 50% to 93%, as well as other commercial properties, collectively the “Properties”.  The Company also owns approximately 78 acres of undeveloped land parcels varying in size from 3 to 29 acres.

All of MART’s interests in properties are held directly or indirectly by, and all of its operations relating to the Properties are conducted through the Operating Partnership.  Units of partnership interest in the Operating Partnership (“Units”) may be exchanged by the limited partners for cash or common shares of beneficial interest in MART at the option of the Company on a one-for-one basis.  MART controls the Operating Partnership as the sole general partner, and owns approximately 86% of the Units at June 30, 2003.

Pending Merger with Kimco Realty Corporation

On June 18, 2003, the Company and Kimco Realty Corporation (“Kimco”) announced that the two companies entered into a definitive merger agreement, which was amended on July 14, 2003  (the “Merger Agreement”).    Under the terms of the Merger Agreement, which was unanimously approved by the Boards of both companies, Kimco will acquire all of the outstanding shares of the Company for $21.00 per share in a cash transaction in which the Company will merge with and into Kimco Acquisition Real Estate Investment Trust (“Kimco Acquisition”), a Kimco subsidiary, with Kimco Acquisition as the surviving entity.

The merger is subject to customary closing conditions and the approval of the Company’s shareholders.  The merger is currently expected to close on or about (but in no event before) September 15, 2003.  The Merger Agreement provides that the quarterly dividend will be suspended; however, if the closing does not occur on September 15, 2003, the purchase price per share will be increased by an amount equal to the current annual dividend per share of $1.24, divided by 365, or $.0034 per day for each day following September 15, 2003 until the merger is closed.  The proposed merger, if consummated, would result in the Company no longer being a publicly traded company.

A copy of the Merger Agreement was included as an exhibit to a Form 8-K that the Company filed with the SEC on July 15, 2003.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the information necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.  The consolidated balance sheets as of June 30, 2003, the consolidated statements of operations for the three and six-month periods ended June 30, 2003 and June 30, 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and June 30, 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been included.   The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

The financial statements have been prepared using the accounting policies described in the Company’s 2002 annual report on Form 10-K, except that effective January 1, 2003, the Company began using the fair-value method to account for employee stock compensation awards.  The effect of the change was immaterial.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, requires the Company to apply the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in determining the classification of gains and losses resulting from the extinguishment of debt. The Company adopted the provisions relating to the rescission of SFAS No. 4 on January 1, 2003.  Upon adoption, the Company determined that gains and losses on early extinguishment of debt previously recognized as extraordinary items were not extraordinary items.  Accordingly, the Company reclassified the extraordinary loss of $108,953 reported in the quarter ended June 30, 2002, to other provisions and losses.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” For 2002, the Interpretation required certain disclosures.  Effective in 2003, the Interpretation requires recognition of liabilities at their fair value for newly issued guarantees.  The adoption of Interpretation No. 45 had no effect on the financial statements, as the Company has had no obligations within the scope of the Interpretation for the period ended June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”).  This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties.  The Interpretation applies to VIEs created after January 31, 2003 and to VIEs in which the Company acquires an interest after that date.  Effective July 1, 2003, it also applies to VIEs in which the Company acquired an interest before February 1, 2003. The adoption of Interpretation No. 46 had no effect on the financial statements, as the Company has no VIEs as of June 30, 2003.

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

Operating results for the segments are summarized as follows for the three-month periods ended June 30, 2003 and June 30, 2002:

	Three months ended June 30,
	2003			2002
	Shopping Centers	All Other	Total	Shopping Centers	All Other	Total
Revenues	$17,640,559	595,052	18,235,611	16,599,256	613,690	17,212,946

Expenses, exclusive of depreciation and amortization of property and improvements	8,956,835	223,864	9,180,699	8,453,868	229,988	8,683,856
Other provisions and losses	—	—	—	108,953	—	108,953
Minority interest	971,328	13,345	984,673	916,264	18,379	934,643
FFO	$7,712,396	357,843	8,070,239	7,120,171	365,323	7,485,494

A reconciliation of FFO reported above to net earnings in the financial statements is summarized as follows:

	Three months ended June 30,
	2003	2002
Operating results:
FFO	$8,070,239	7,485,494
Depreciation and amortization of property and improvements	2,808,535	2,982,990

Net earnings	$5,261,704	4,502,504

Operating results for the segments are summarized as follows for the six-month periods ended June 30, 2003 and June 30, 2002:

	Six months ended June 30,
	2003			2002
	Shopping Centers	All Other	Total	Shopping Centers	All Other	Total
Revenues	$36,319,230	1,188,237	37,507,467	31,937,926	1,170,568	33,108,494

Expenses, exclusive of depreciation and amortization of property and improvements	18,897,396	463,438	19,360,834	16,592,054	438,269	17,030,323
Other provisions and losses	—	—	—	108,953	—	108,953
Minority interest	1,973,288	34,873	2,008,161	1,762,511	36,604	1,799,115
Gain on sale of land	—	14,320	14,320	—	—	—
FFO	$15,448,546	704,246	16,152,792	13,474,408	695,695	14,170,103

A reconciliation of FFO reported above to net earnings in the financial statements is summarized as follows:

	Six months ended June 30,
	2003	2002
Operating results:
FFO	$16,152,792	14,170,103
Depreciation and amortization of property and improvements	5,606,922	5,889,459

Net earnings	$10,545,870	8,280,644

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

The following table sets forth information relating to the computation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Numerator:
Net earnings	$5,261,704	4,502,504	10,545,870	8,280,644
Dividends on unvested restricted share awards	(65,905)	(61,451)	(132,403)	(123,971)
Numerator for basic earnings per share–earnings available to common shareholders	5,195,799	4,441,053	10,413,467	8,156,673
Interest on subordinated debentures	10,779	51,224	30,653	141,654
Numerator for diluted earnings per share–earnings available to common shareholders	$5,206,578	4,492,277	10,444,120	8,298,327

Denominator:(1)
Denominator for basic earnings per share–weighted average shares outstanding	17,863,021	17,501,026	17,848,263	16,470,129
Effect of dilutive securities:
Debentures	55,753	290,637	69,070	367,537
Unvested portion of restricted share awards and share options	124,943	93,448	111,881	88,404
Denominator for diluted earnings per share–adjusted weighted average shares	18,043,717	17,885,111	18,029,214	16,926,070

(1)         Effects of potentially dilutive securities are presented only in periods in which they are dilutive.  At June 30, 2003, the convertible subordinated debentures, if converted, would produce an additional 51,333 shares and the Units, if exchanged, would produce an additional 3,020,776 shares.

Convertible Subordinated Debentures

Effective September 11, 1993, the Company issued $60,000,000 of convertible subordinated debentures at 7.625% scheduled to mature in September 2003.  Interest on the debentures is paid semi-annually on March 15 and September 15.  The debentures are convertible, unless previously redeemed, at any time prior to maturity into common shares of beneficial interest of the Company at $10.50 per share, subject to certain adjustments. The balance of the debentures, at June 30, 2003, of $539,000, if fully converted, would produce an additional 51,333 shares.  The debentures are redeemable by the Company at any time at 100% of the principal amount thereof, together with accrued interest.  The debentures are subordinate to all mortgages payable.

Sale of Common Shares of Beneficial Interest

On March 12, 2002, the Company completed the public offering and sale of 2,000,000 common shares of beneficial interest at a price of $15.10 per share and on April 4, 2002, an additional 300,000 shares were sold at the same price upon exercise of the underwriters’ over-allotment option.  The net proceeds of the sales of approximately $32,843,000 were used to repay two mortgage loans and pay down the unsecured line of credit.

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

The following table summarizes pro forma effects on net earnings and earnings per share if the fair-value method had been used to account for all stock-based compensation awards made since 1995:

		Three months ended June 30,		Six months ended June 30,
		2003	2002	2003	2002

Net earnings, as reported		$5,261,704	4,502,504	10,545,870	8,280,644
Add:	Share-based employee compensation expense included in reported net earnings	116,787	78,192	222,626	139,208
Deduct: Total share-based employee compensation expense determined under fair-value based method for all awards		165,856	127,261	320,764	237,346

Pro forma net earnings		$5,212,635	4,453,435	10,447,732	8,182,506

Earnings per share:
Basic:
As reported		$0.29	0.25	0.58	0.49
Pro forma		$0.29	0.25	0.58	0.49
Diluted:
As reported		$0.29	0.25	0.58	0.49
Pro forma		$0.29	0.25	0.57	0.48

Part I. FINANCIAL INFORMATION

ITEM 2.

MID-ATLANTIC REALTY TRUST

Management’s Discussion And Analysis

Of Financial Condition And Results Of Operations

Pending Merger with Kimco Realty Corporation

On June 18, 2003, the Company and Kimco Realty Corporation (“Kimco”) announced that the two companies entered into a definitive merger agreement, which was amended on July 14, 2003  (the “Merger Agreement”).    Under the terms of the Merger Agreement, which was unanimously approved by the Boards of both companies, Kimco will acquire all of the outstanding shares of the Company for $21.00 per share in a cash transaction in which the Company will merge with and into Kimco Acquisition Real Estate Investment Trust (“Kimco Acquisition”), a Kimco subsidiary, with Kimco Acquisition as the surviving entity.

The merger is subject to customary closing conditions and the approval of the Company’s shareholders.  The merger is currently expected to close on or about (but in no event before) September 15, 2003.  The Merger Agreement provides that the quarterly dividend will be suspended; however, if the closing does not occur on September 15, 2003, the purchase price per share will be increased by an amount equal to the current annual dividend per share of $1.24, divided by 365, or $.0034 per day for each day following September 15, 2003 until the merger is closed.  The proposed merger, if consummated, would result in the Company no longer being a publicly traded company.

A copy of the Merger Agreement was included as an exhibit to a Form 8-K that the Company filed with the SEC on July 15, 2003.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make certain estimates and judgments that affect the Company’s financial position and results of operations.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 13, 2003.  There have been no changes in the Company’s policies or estimates since December 31, 2002, except that effective January 1, 2003, the Company began using the fair-value method to account for employee stock compensation awards. The effect of the change was immaterial.

General

The following discussion and analysis of operating results covers each of the Company’s business segments for the three and six-month periods ended June 30, 2003 and June 30, 2002.

Management believes that a segment analysis provides the most effective means of understanding the business.  Segment data is reported using the accounting policies followed by the Company for internal reporting to management.  These policies are the same as those used for external reporting.

Portfolio Changes

The operating results of shopping center properties are affected significantly by acquisition and openings of newly developed or redeveloped properties.  Information related to shopping center acquisitions and developments/ redevelopments completed during 2003 and 2002 is summarized in the following table:

Property	Transaction or Opening Date

Acquisition

Greenbrier Shopping Center	August 2002

Development/Redevelopment

Perry Hall Super Fresh Shopping Center	April 2002

Comparison of three-months ended June 30, 2003 to three-months ended June 30, 2002:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Three months ended June 30,
	2003	2002
Revenues	$17,641	16,599
Operating and interest expenses, exclusive of depreciation and amortization	8,957	8,454
Depreciation and amortization	2,722	2,863
Other provisions and losses	—	109
Minority interest	972	916
Earnings from operations	$4,990	4,257

Revenues from shopping centers increased by $1,042,000 in 2003 due primarily to the operations of the property acquired and the development/redevelopment project opened in 2002 ($674,000), the impact of recognizing rents due from tenants under leases on a straight-line basis ($455,000) and other net rental and occupancy changes, partially offset by lower termination fees from former tenants ($499,000).

Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $503,000 in 2003.  Operating expenses for shopping centers increased by $135,000 due primarily to the operations of the property acquired and the development/redevelopment project opened in 2002 ($66,000); and general and administrative expenses increased by $681,000 due primarily to increased costs relating to the Merger Agreement. Interest expense decreased by $313,000 due primarily to the repayment of two mortgages ($574,000) and one construction loan ($105,000), partially offset by interest expense on debt related to the property acquired and the development/redevelopment property opened in 2002 ($219,000) and the net effects of debt borrowings and refinancings.

Depreciation and amortization expense decreased by $141,000 in 2003 due primarily to the effects of fully depreciated assets ($305,000), partially offset by the acquisition and development/redevelopment project referred to above ($157,000).

Other provisions and losses of $109,000 relate to a prepayment penalty associated with the repayment of a mortgage prior to its scheduled maturity.

All Other Properties

Operating results are summarized as follows (in thousands):

	Three months ended June 30,
	2003	2002
Revenues	$595	614
Operating and interest expenses, exclusive of depreciation and amortization	224	230
Depreciation and amortization	86	120
Minority interest	13	19
Gain on sale of land	—	—
Earnings from operations	$272	245

There were no significant changes in the operating results of all other properties during the period.

Comparison of six-months ended June 30, 2003 to six-months ended June 30, 2002:

Shopping Center Properties

Operating results are summarized as follows (in thousands):

	Six months ended June 30,
	2003	2002
Revenues	$36,319	31,938
Operating and interest expenses, exclusive of depreciation and amortization	18,897	16,592
Depreciation and amortization	5,428	5,652
Other provisions and losses	—	109
Minority interest	1,973	1,762
Earnings from operations	$10,021	7,823

Revenues from shopping centers increased by $4,381,000 in 2003 due primarily to the operations of the property acquired and the development/redevelopment project opened in 2002 ($1,711,000), the impact of recognizing rents due from tenants under leases on a straight-line basis ($867,000), an increase in recovery income related to increased snowfall ($1,085,000) and other net rental and occupancy changes, partially offset by lower termination fees from former tenants ($632,000).

Operating and interest expenses (exclusive of depreciation and amortization) for shopping center properties increased by $2,305,000 in 2003.  Operating expenses for shopping centers increased by $1,636,000 due primarily to increases in expenses related to increased snowfall ($1,167,000) and the operations of the property acquired and the development/redevelopment project opened in 2002 ($259,000); and general and administrative expenses increased by $904,000 due primarily to increased costs relating to the Merger Agreement.  Interest expense decreased by $235,000 due primarily to the repayment of two mortgages ($698,000) and one construction loan ($111,000), partially offset by interest expense on debt related to the property acquired and the development/redevelopment property opened in 2002 ($473,000) and the net effects of debt borrowings and refinancings.

Depreciation and amortization expense decreased by $224,000 in 2003 due primarily to the effects of fully depreciated assets ($610,000), partially offset by the acquisition and development/redevelopment project referred to above ($333,000).

Other provisions and losses of $109,000 relate to a prepayment penalty associated with the repayment of a mortgage prior to its scheduled maturity.

All Other Properties

Operating results are summarized as follows (in thousands):

	Six months ended June 30,
	2003	2002
Revenues	$1,188	1,171
Operating and interest expenses, exclusive of depreciation and amortization	463	438
Depreciation and amortization	179	238
Minority interest	35	37
Gain on sale of land	14	—
Earnings from operations	$525	458

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

FFO was $16,153,000 and $14,170,000 for the six-months ended June 30, 2003 and 2002, respectively.  The reasons for significant changes in revenues and expenses comprising FFO by segment are described above.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4,154,000 at June 30, 2003.

Net cash provided by operating activities was $19,228,000 and $15,108,000 for the six-months ended June 30, 2003 and 2002, respectively.  The change in cash provided by operating activities was due in part to the factors discussed above in the comparisons of operating results.  The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and the payment of operating and interest expenses.

Net cash used by investing activities decreased by $4,525,000 to $6,875,000 in 2003 from $11,400,000 in 2002.  The decrease was due primarily to lower costs incurred on development/redevelopment projects in 2003.

Net cash used by financing activities increased by $8,436,000 to $11,915,000 in 2003 from $3,479,000 in 2002.  The change in cash flows from financing activities in 2003 is due primarily to net debt borrowings of $402,000 in 2003 as compared to net repayments of $27,541,000 in 2002, partially offset by an increase in deferred financing costs ($1,053,000) primarily related to the renegotiation of the terms of the unsecured line of credit, a decrease in proceeds from the exercise of share options, the net proceeds from the sale of common shares of beneficial interest ($32,843,000) in 2002 and an increase in dividends paid ($1,470,000) in 2003 due to increases in the number of common shares outstanding and the dividend per share.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk information since December 31, 2002, except that variable rate debt outstanding increased from $49,347,000 at December 31, 2002 to $78,110,000 at June 30, 2003.  The June 30, 2003 balance includes an $18,500,000 draw on the unsecured line of credit for the repayment of the Harford Mall mortgage, which was paid in full on April 1, 2003, and an $8,500,000 draw for the repayment of the Lutherville Station construction loan, which was paid in full on May 1, 2003.

Part I. FINANCIAL INFORMATION

Item 4.

MID-ATLANTIC REALTY TRUST

Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Controller, as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls, as of the end of the period covered by this Quarterly Report on Form 10-Q, was carried out under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Controller.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and Controller, has concluded that the Company’s disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

MID-ATLANTIC REALTY TRUST

Other Information

Item 1.  Legal Proceedings — On June 19, 2003, two putative class action complaints were filed in the Circuit Court for Baltimore County, Maryland against the Company, MART Limited Partnership and each of the Company’s trustees.  One complaint, Case No. C-03-006687, is styled as Lon C. Engel, Trustee of the Cindy Dubansky Trust, on behalf of the Trust and all others similarly situated, vs. David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, MART Limited Partnership, and Mid-Atlantic Realty Trust. The second complaint, as amended, Case No. C-03-006690, is styled as Hercules Barberis, on behalf of himself and all others similarly situated, vs. David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, MART Limited Partnership, Mid-Atlantic Realty Trust, and Kimco Realty Corporation. On June 20, 2003, a third putative class action complaint was filed in the Circuit Court of Baltimore County, Maryland, Case No. C-03-6740, styled as Hilda Rosenberg, on behalf of himself and all others similarly situated, vs. David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman, Daniel S. Stone, MART Limited Partnership, and Mid-Atlantic Realty Trust.

                On July 29, 2003, the cases were consolidated, with the caption In Re Mid-Atlantic Realty Trust Shareholders Litigation.  On July 30, 2003, plaintiffs filed a Consolidated Amended Class Action Complaint, brought on behalf of the public shareholders of the Company’s common stock, which asserts two causes of action against the Company, MART Limited Partnership, each of the Company’s trustees, and Kimco Realty Corporation (“Kimco”).  The first cause of action alleges breach of fiduciary duties to the Company’s shareholders.  In support of this cause of action, plaintiffs allege that the Company’s trustees have violated their fiduciary duties of loyalty and/or due care, in that they allegedly voted to enter into the Merger Agreement without due regard for the interests of the Company’s public shareholders and because the Company’s trustees themselves will profit from the sale to Kimco, something they allegedly would not do if the Company remained independent and allegedly would not do to the same degree if the Company was sold to an entity other than Kimco at a higher price.  Plaintiffs allege that, had the Company’s trustees complied with their fiduciary duties, they would not have agreed to sell the Company at this time, or would have fully and fairly shopped the Company and obtained a substantially higher price for the Company and its shareholders.

                Specifically, plaintiffs allege that both the process used, and price agreed to, by the Company’s trustees in connection with the Merger Agreement was intrinsically unfair and inadequate.  With respect to the process used, plaintiffs allege that the Company’s trustees conducted an inadequate auction or full market check and failed to consider the value of the Company as an independent entity, and that the Company’s trustees allegedly failed both to appoint an independent special committee and to retain an independent financial advisor.  Plaintiffs allege that an independent special committee was necessary due to the alleged conflicts of interest created by compensation each of the Company’s trustees will receive under the Merger Agreement, in the form of cash payments for accelerated stock options, bonus plans and/or severance agreements, as well as indemnification for their acts and omissions, all of which the Company’s public shareholders will not receive.  Plaintiffs allege that this compensation would not be made if the Company’s remained an independent company, and, with respect to stock options and indemnification, allegedly would not be likely to occur if the Company was sold to an entity other than Kimco.  Plaintiffs allege that this compensation motivated the Company’s trustees to agree to sell the Company now rather than continue to operate the Company as an independent entity and/or seek a higher price from other potential acquirors, and that the terms and timing of the Merger Agreement allegedly evidence the Company’s trustees’ failure to exercise duties of due care and loyalty toward the Company’s shareholders.  Plaintiffs allege that Wachovia Capital Markets, LLC (“Wachovia Securities”) was incapable of providing independent and disinterested financial advice because it allegedly had a disabling conflict of interest based on significant past and ongoing relationships it and its affiliates have with the Company and Kimco.  Plaintiffs also allege that Wachovia Securities’ analysis was flawed for the additional reason that it failed to determine the liquidation value of the Company.  With respect to the price agreed to by the Company’s trustees, plaintiffs allege that the consideration the shareholders are to receive under the Merger Agreement is unfair and inadequate because the intrinsic value of the Company’s common shares is allegedly greater than the amount offered by Kimco, because the takeover premium plaintiffs will receive is somehow inadequate, and because only the limited partners of MART Limited Partnership will allegedly be able to share in the Company’s future growth.  Plaintiffs further allege that the unfairness of the Merger Agreement’s terms is compounded by the alleged disparity in knowledge between the Company’s trustees and plaintiffs, and that the Company’s trustees allegedly intend to take advantage of this disparity by inducing plaintiffs to relinquish their shares of the Company.  Plaintiffs allege that Kimco’s liability arises from its alleged involvement and knowing participation in the breaches of fiduciary duty allegedly committed by the Company’s trustees.  Plaintiffs allege that they have been damaged in that they will somehow not receive their fair proportion of the value of the Company’s assets and business, will be divested from their right to share in the Company’s future growth, and will allegedly be prevented from obtaining a fair and adequate price for their common shares.

                Plaintiffs’ second cause of action alleges that the Company’s trustees have failed to adequately disclose to the Company’s public shareholders all allegedly material terms of the transaction, including: which trustee of the Company will be appointed to Kimco’s board; the location of all 41 shopping centers in which the Company has an equity interest; the Company’s process for choosing Wachovia Securities and the factors the Company’s trustees considered in light of Wachovia Securities’ and its affiliates’ business relationship with Kimco; the reasons for the Company’s public offering in the first quarter of 2002 when it had previously determined that such an offering would be excessively dilutive, and whether the Company’s trustees or officers participated in the offering; the process by which the Company’s board determined in December 2002 to approach certain potential business partners and eliminate others from consideration; whether the Company’s board preferred an all cash or combination of cash and stock bid, the reasons for this preference, and any steps the Company’s board took to inform themselves of the value of the stock of all potential bidders; what analysis the Company conducted in evaluating Kimco’s February 4, 2003 proposal; whether, after Kimco ceased negotiations in early March 2003, the Company attempted to negotiate with any other bidders or instructed Wachovia Securities to shop the Company again; the reasons for Kimco’s renewed interest in the Company in early May 2003; whether, after Kimco expressed renewed interest in the Company, the Company’s board attempted to shop the Company again; whether and to what extent the Company’s board considered the Company’s long-term prospects as a going concern; whether Wachovia Securities reviewed the July 14, 2003 amended Merger Agreement, and whether this version differs from the version on which Wachovia Securities’ fairness opinion is based in any material respects; whether Wachovia Securities ever conducted a liquidation analysis on the Company; the terms of the Company and Kimco credit facilities with an affiliate of Wachovia Securities, the value of these credit facilities to Wachovia Securities, and whether Kimco intends to borrow funds from their credit facility to finance the merger; the number, exercise price and option settlement amount for all accelerated options only for each of the Company’s trustees and executive officer; and the identity of MART Limited Partnership’s limited partners.  Plaintiffs allege that these failures to disclose constitute a breach, and/or aiding and abetting of a breach, of the Company’s trustees’ fiduciary duties to plaintiffs.  Plaintiffs allege that Kimco’s liability arises from its alleged involvement and knowing participation in the breaches of fiduciary duty allegedly committed by the Company’s trustees.

                The amended complaint seeks, among other things, class action status, a court order enjoining the sale of the Company, unspecified monetary damages, and payment of attorney’s fees.  The Company believes the allegations are without merit and intends to vigorously defend the action.  The Company does not believe the outcome will have a material impact on the Company’s financial position or results of operations.

                Because the completion of the merger is conditioned upon no temporary restraining order, ruling or preliminary or permanent injunction or other legal restraint being in effect which prevents, materially delays or impairs the completion of the transactions contemplated by the Merger Agreement, if the plaintiffs in the litigation move for such relief, and such relief is granted, the merger may be delayed or in some instances the Merger Agreement may be terminated.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders – The annual meeting of Shareholders was held on May 9, 2003.  Elected to serve as trustees for the following year and until the election and qualification of their successors were:  David F. Benson, Marc P. Blum, Robert A. Frank, LeRoy E. Hoffberger, F. Patrick Hughes, M. Ronald Lipman and Daniel S. Stone.

Matter Voted Upon	For	Against	Withheld

a. Election of Trustees:
David F. Benson	16,567,091	—	52,562
Marc P. Blum	16,514,139	—	105,514
Robert A. Frank	16,569,722	—	49,931
LeRoy E. Hoffberger	16,508,562	—	111,091
F. Patrick Hughes	16,518,534	—	101,119
M. Ronald Lipman	16,569,748	—	49,905
Daniel S. Stone	16,572,348	—	47,305

b. Proposal to approve the appointment of KPMG LLP as the independent certified public accountants of MART for the year ending December 31, 2003:	16,568,953	41,155	9,545

Because the matters voted upon at the meeting required the approval of a majority of the votes cast at the meeting, votes withheld, abstentions, and broker non-votes had no effect upon the ultimate outcome of the vote.

Part II. OTHER INFORMATION

Item 5.  Other Information – Selected Financial Data

The following table sets forth summary financial data, which has been prepared by the Company without audit.  Management believes the following data should be used as a supplement to the historical statements of operations.  The data should be read in conjunction with the historical financial statements and the notes thereto.

MID - ATLANTIC REALTY TRUST

Selected Financial Data

(In thousands, except share data and per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$18,236	17,213	37,507	33,109

Net earnings	$5,262	4,502	10,546	8,281

Net earnings per share - basic and diluted	$0.29	0.25	0.58	0.49

Total assets			$423,530	391,160

Indebtedness -
Total mortgages, convertible debentures, construction loans and notes payable			$240,013	212,509

Funds From Operations (“FFO”)(1)	$8,070	7,485	16,153	14,170

Net cash flow:
Provided by operating activities	$9,198	6,295	19,228	15,108
Used by investing activities	$(2,961)	(6,691)	(6,875)	(11,400)
Used by financing activities	$(25,362)	(2,342)	(11,915)	(3,479)

Cash dividends paid per share	$0.310	0.295	0.620	0.590

Weighted average number of shares outstanding: EPS
Basic	17,863,021	17,501,026	17,848,263	16,470,129
Diluted	18,043,717	17,885,111	18,029,214	16,926,070

RECONCILIATION OF NET EARNINGS TO FFO(1)

Net earnings	$5,262	4,502	10,546	8,281
Depreciation	2,808	2,983	5,607	5,889
FFO	$8,070	7,485	16,153	14,170

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

2(a)

Amended Agreement and Plan of Merger dated July 14, 2003 among Kimco Realty Corporation, Kimco Acquisition Real Estate Investment Trust and MART (incorporated by reference to Exhibit 2.1 to MART’s current report on Form 8-K filed July 15, 2003).

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

	10(l)	Financing agreement dated April 23,1999 with named banks (incorporated by reference to Exhibit 10.1 to MART’s quarterly report on Form 10-Q for the quarter ended March 31, 1999).
	31	Certifications pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (filed herewith).
	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

(b)	Form 8-K filed June 19, 2003 under Items 5 and 7 reporting the Merger Agreement dated June 18, 2003 among Kimco Realty Corporation, Kimco Acquisition Real Estate Investment Trust and MART.

Form 8-K filed July 15, 2003 under Items 5 and 7 reporting the amended Merger Agreement dated July 14, 2003 among Kimco Realty Corporation, Kimco Acquisition Real Estate Investment Trust and MART and other information.

Form 8-K filed August 14, 2003, reporting selected financial information under Items 7 and 9.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-ATLANTIC REALTY TRUST AND SUBSIDIARIES
(Registrant)

Date:	08/14/03	/s/ F. Patrick Hughes
F. Patrick Hughes
President and Chief Executive Officer

Date:	08/14/03	/s/ Deborah R. Cheek
Deborah R. Cheek
Controller

EXHIBIT INDEX

Exhibit No.	Description

2(a)

Amended Agreement and Plan of Merger dated July 14, 2003 among Kimco Realty Corporation, Kimco Acquisition Real Estate Investment Trust and MART (incorporated by reference to Exhibit 2.1 to MART’s current report on Form 8-K filed July 15, 2003).

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

10(l)	Financing agreement dated April 23,1999 with named banks (incorporated by reference to Exhibit 10.1 to MART’s quarterly report on Form 10-Q for the quarter ended March 31, 1999).
31	Certifications pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (filed herewith).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).